Form 10QSB
period 1999-09-30
RAMPART CAPITAL CORP
filed 1999-11-15
CIK 1074681

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM—10QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 1997
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-15277

Rampart Capital Corporation
(Exact Name of Registrant as specified in its charter)

Texas	6159	76-0427502
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)
700 Louisiana Suite 2510 Houston, Texas (Address of Principal Executive Office)
77002 (Zip Code)
713-223-4610 (Registrant's Telephone Number)

    Check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days:

Yes	/x/
No	/ /

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

As of September 30, 1999, the number of shares outstanding of the registrant's only class of common stock was 3,050,000.

INDEX

PART I. FINANCIAL INFORMATION

		Page No.
Item 1.	Unaudited Consolidated Financial Statements
	Unaudited Consolidated Statement of Operations for the Three and Nine Months ended September 30, 1998 and 1999	3
	Unaudited Consolidated Balance Sheet at December 31, 1998 and September 30, 1999	4
	Unaudited Consolidated Statement of Cash Flows for the Nine Months ended September 30, 1999 and 1998	5
	Notes to the Unaudited Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	10
PART II. OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 6.	Exhibits and Reports on Form 8-K	11
	Signatures

RAMPART CAPITAL CORPORATION

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1998	1999	1998	1999
Net gain on collections on asset pools	$301,244	$537,405	$3,128,307	$1,287,834
Real estate sales	95,933	1,055,628	95,933	1,398,645
Rental income	151,474	133,234	433,147	442,870
Other income	—	177,975	349	405,805

Total revenue	$548,651	$1,940,242	$3,657,736	$3,535,154
Costs of real estate sales	(11,823)	(257,621)	(11,823)	(460,724)
Other costs	—	(24,015)	—	(60,772)
General and administrative expenses	(287,258)	(609,839)	(1,072,837)	(1,631,852)
Interest expense	(100,251)	(129,285)	(381,246)	(397,901)

Income before income tax benefit (expense)	149,319	919,482	2,191,830	983,905
Income tax benefit (expense)	(8,106)	113,124	(378,518)	163,123

Net income	$141,213	$1,032,606	$1,813,312	$1,147,028

Basic net income per common share	$.06	$.44	$.81	$.50

Diluted net income per common share	$.06	$.44	$.81	$.50

Average common shares outstanding	2,250,000	2,328,261	2,250,000	2,276,471

RAMPART CAPITAL CORPORATION

Consolidated Balance Sheet
(Unaudited)

	December 31, 1998	September 30, 1999
Assets
Cash	$583,629	$1,888,240
Purchased asset pools, net	3,558,491	3,086,326
Commercial real estate, net	732,156	3,305,568
Investment real estate	1,100,731	1,260,829
Notes receivable from related parties	525,000	440,625
Notes receivable other	0	850,000
Property and equipment, net	36,249	268,512
Other assets	475,452	100,308

Total assets	$7,011,708	$11,200,408

Liabilities and Stockholders' Equity
Notes payable	$3,740,488	$650,718
Notes payable to related parties	0	0
Accounts payable and accrued expenses	291,812	392,623
Income taxes payable	12,624	0
Deferred tax liability	438,000	279,000

Total liabilities	$4,482,924	$1,322,341

Commitments and contingencies
Shareholders' equity
Common stock ($.01 par value; 10,000,000 shares authorized; 2,250,000 shares issued and outstanding at December 31, 1998 and 3,050,000 shares issued and outstanding at September 30, 1999.	$22,500	$30,500
Paid-in-Capital	0	6,194,255
Retained earnings	2,506,284	3,653,312

Total shareholders' equity	$2,528,784	$9,878,067

Total liabilities and shareholders' equity	$7,011,708	$11,200,408

RAMPART CAPITAL CORPORATION

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	1998	1999
Cash flows from operating activities
Net income	$1,813,312	$1,147,028
Adjustments to reconcile net income to net cash provided (used) by operating activities
Depreciation	9,888	40,603
Accrued interest income	—	(13,125)
Asset pool costs deducted in net gain on collections	2,060,372	545,383
Change in loan loss reserve	(77,662)	(22,489)
Cost of real estate	—	460,722
Cost of assessment rights sold	—	850,000
Purchase of asset pools	(504,373)	(36,734)
Other costs capitalized	(125,732)	—
Decrease (increase) in other assets	(6,159)	375,143
Increase (decrease) in accounts payable and accrued expenses	40,985	100,811
Increase (decrease) in taxes payable	10,893	(12,624)
Increase (decrease) in deferred tax liability	377,758	(159,000)

Net cash provided by operating activities	3,599,282	3,275,718

Cash flows from investing activities
Purchase of commercial real estate	—	(2,589,469)
Purchase of investment real estate	(874,908)	(620,820)
Purchase of paying assessments	—	(26,690)
Purchase of assessment rights	—	(850,000)
Purchase of property and equipment	(20,045)	(256,808)

Net cash used by investing activities	(894,953)	(4,343,787)

Cash flows from financing activities
Proceeds from notes payable to related parties	7,874	1,400,000
Payments on notes payable to related parties	(331,147)	(1,400,000)
Proceeds from notes payable	1,063,831	2,949,068
Payments on notes payable	(2,828,164)	(6,038,838)
Proceeds from the sale of common stock	—	6,202,255
Proceeds from purchased paying assessments	—	12,695
Financed asset sales	—	(850,000)
Proceeds from receivables from related parties	(525,000)	97,500

Net cash provided (used) by financing activities	(2,612,606)	2,372,680

Net increase (decrease) in cash	91,723	1,304,611
Cash at beginning of period	21,514	583,629

Cash at end of period	$113,237	$1,888,240

RAMPART CAPITAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 1999
(Unaudited)

Note 1—Summary of Significant Accounting Policies

  Offering

    On September 20, 1999, the Company's Registration Statement on Form SB-2 was ordered effective and on September 24, 1999 the offering closed. In connection therewith, the Company received $6,202,255, net of underwriting discounts and commissions and offering expenses from the sale of 400,000 units comprised of two shares of common stock and a warrant to purchase on share of common stock.

  Interim financial information

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.

    The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto, which are included with the Company's Registration Statement on Form SB-2.

  Commercial real estate

    As of March 31, 1999, the Company changed the caption for this asset classification from "Commercial rental property" to "Commercial real estate" due to the acquisition during the first quarter of 1999 of real estate which produces operating revenue as opposed to rental revenue (see Note 2). Rents collected on commercial rental property are recognized as rental income as collected, and other revenues from the operation of commercial properties is recognized as earned. Expenses of operating commercial properties are charged to operations as incurred. Sales of commercial real estate are generally recorded using the full accrual method of accounting for sales of real estate, assuming the conditions for recognition are met.

  Other income

    Other income is comprised of interest income, operating revenues from the golf course and convention center acquired in the acquisition described in Note 2, and miscellaneous revenue. Revenue is recognized as earned.

Note 2—Acquisitions

    On February 1, 1999, the Company acquired all of the assets of a bankruptcy liquidation estate, including real estate, receivables, assessment rights and other assets for $2,969,538, comprised of the contract price of $2,875,000 and acquisition costs of $94,538. The assets were acquired from a liquidating trustee in Federal Bankruptcy Court. The acquisition was financed with $1,475,000 of bank debt and $1,400,000 borrowed from the Company's majority shareholder. The total purchase price was allocated to the individual asset components based on management's estimate of relative market value. None of the purchase price was allocated to the community swimming pool and tennis courts or to the restricted recreational reserves because the costs to rehabilitate these properties to operational status was estimated to exceed the market value of these assets and the restricted usage of these assets impaired market value.

    The assets acquired include:

	Acres	Allocated Costs
Commercial real estate
18-hole golf course	124.53
Club house, convention center and driving range	23.34
Expansion site—9 holes for golf course	81.18
Expansion site—potential golf course	145.31
Sales Office	2.0

Sub total	376.36	$1,547,051

Investment real estate
Undeveloped acreage	237.39
311 fully developed lots	61.60
286 undeveloped platted lots	56.40
Platted and unplatted reserves	75.54

Sub total	430.93	479,651

Amenities
Swimming pool and 4 tennis courts	7.17
Restricted recreational reserves	81.52

Subtotal	88.69	0

Total acreage	895.98

Assessment Rights
Assessment rights on 2,000 residential properties		850,000
Purchased Asset Pools	Legal Balances
Delinquent assessment receivables	$3.2 million	59,469
Other	Estimated Value
Other assets	$75,000	33,367

Total Purchase Price		$2,969,538

    The allocation of $850,000 of the purchase price to the assessment rights (the "Rights") reflected the amount received by the Company, in the form of a note, for the simultaneous resale of the assessment rights to an unrelated buyer (which is the property owners' association for the development). In addition to the note, the Company received other consideration as described below. The buyer acquired the Rights subject to the obligation to perform the required property maintenance. As a requirement to the buyer's purchase of the Rights, the Company also deeded to the buyer the amenities described above to which the Company had allocated no portion of the purchase price because of the needed rehabilitation and restricted usage, subject to the buyer's obligation to expend $150,000 to renovate those amenities.

    The note is secured by a collateral assignment of the Rights, the related assessment receivables, and associated real property foreclosure rights. Interest on the note is payable monthly at 10% per annum through December 1999, at which time monthly principal and interest payments of $12,030 are due through December 2008. The Rights provide the buyer with enforceable lien rights on the underlying properties, and the historical and anticipated cash flows from the collection of the fees, which is reasonably assured because of the lien rights, and provide for the buyer's performance of the required maintenance and the repayment of the note in accordance with its terms. The sale did not require any contingent performance by the Company as a condition of the buyer's repayment of the note and, accordingly, the full amount of the note has been considered in the computation of gain or loss.

    The other consideration received by the Company consisted of a waiver (the "Waiver") of all fees and assessments payable on lots it owns, presently or in the future, within the jurisdiction of the development for which the Rights apply and the option, in certain circumstances, to acquire liens the property owners' association may acquire as the result of future delinquencies in assessment rights. The Waiver includes assessments payable at the time of sale. The present value of future assessments waived is estimated to be $75,000. No accounting recognition was given to the Waiver. Additionally, no accounting recognition was given to the option to purchase future liens because the value of the option cannot be reasonably estimated.

    The resale of the assessment rights resulted in no gain or loss since the $850,000 cost allocated to the assessment rights equaled the amount of the note received from the buyer.

Note 3—Related Party Transactions

    In January 1999, the Company borrowed $1,400,000 from a family limited partnership of the Company's majority shareholder. Interest on the note is payable monthly at 10% per annum, with the outstanding principal and interest due December 31, 1999. The funds were used to complete the acquisition described in Note 2. This loan was repaid from proceeds from the sale of common stock described in Note 1.

Note 4—Net Income Per Common Share

    Net income per common share has been computed for all periods presented and is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. There are no common stock equivalents resulting from dilutive stock purchase warrants.

Note 5—Segment Reporting

    The Company operates in four business segments (i) purchased asset pools, (ii) commercial real estate, (iii) investment real estate, and (iv) sales financing. The purchased asset pools segment involves the acquisition, management, servicing and realization of income from collections on or sales of portfolios of undervalued financial assets, and in some instances real estate the Company may acquire as part of an asset pool or as the result of foreclosing on the collateral underlying an acquired real estate debt. The commercial real estate segment involves holding foreclosed and acquired improved real estate for appreciation and the production of income. The investment real estate segment involves holding foreclosed and acquired unimproved real estate for future appreciation and acquiring unimproved real estate in conjunction with short-term funding for developers. The sales financing segment is comprised of non-discounted notes held by the Company by virtue of financing the sale of Company assets. The notes are fully secured with real estate or other collateral. Financial information by reportable operating segment is as follows:

	As of and for the Nine months ended September 30, 1999
	Purchased Asset Pools	Commercial Real Estate	Investment Real Estate	Sales Financing	Totals
Revenue	$1,332,279	$679,172	$1,433,745	$89,958	$3,535,154
Segment profit	396,111	(239,237)	769,531	57,500	983,905
Segment assets	3,086,326	3,552,339	1,260,830	1,290,625	9,190,120
Depreciation and amortization	—	23,930	—	—	23,930
Capital expenditures	63,424	2,836,239	620,820	850,000	4,370,483
Net interest expense	151,321	162,878	51,244	32,458	397,901
	As of and for the Nine months ended September 30, 1998
	Purchased Asset Pools	Commercial Real Estate	Investment Real Estate	Sales Financing	Totals
Revenue	$3,230,369	$290,584	$136,783	$—	$3,657,736
Segment profit	1,989,491	142,418	76,444	(16,523)	2,191,830
Segment assets	3,817,484	735,269	1,099,894	525,000	6,177,647
Depreciation and amortization	—	5,586	—	—	5,586
Capital expenditures	504,373	—	874,908	—	1,379,281
Net interest expense	287,898	35,127	41,698	16,523	381,246

    Reconciliation of reportable segment assets to the Company's consolidated totals as of September 30 are as follows:

Assets	1998	1999
Total assets for reportable segments	$6,177,647	$9,190,120
Cash not allocated to segments	113,237	1,888,240
Other assets not allocated to segments	110,329	122,048

Consolidated total assets	$6,401,213	$11,200,408

RAMPART CAPITAL CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

    Certain statements in this Form 10-QSB, including information set forth under Item 2—Management's Discussion and Analysis of Results of Operations and Financial Position constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon managements's best estimates based on current conditions and the most recent results of operations.

    We had a profitable third quarter. Quarterly revenues of $1.9 million , an increase of $1.4 million over the corresponding quarter of 1998, boosted year-to-date revenues to $3.5 million, down $123,000 from 1998. Third quarter earnings of $1 million, an increase of $891,000 over the third quarter of 1998, brought year-to-date earnings to $1.1 million, down $666,000 from the same period in 1998.

    We had net proceeds of approximately $6.2 million from our initial public offering in September 1999. Debt of $5.0 million was retired and the remaining $1.2 million has been invested in short-term interest bearing accounts.

Results of Operations

    Our third quarter revenues increased $1.4 million from $.5 million in 1998 to $1.9 million in 1999. Net gains on collection increased $272,000, real estate sales increased $960,000, and the remainder of the revenue increase was from operating income at the Newport Golf Course and Convention Center (the "Newport Assets"). The marketing of lots acquired in February 1999 as part of the Acquisition of Newport Assets, drove the increase in real estate sales.

    Earnings for the three months ended September 30, 1999 increased $891,000 from $141,000 in 1998 to $1 million. This increase was comprised of a $272,000 increase in net gains on collections, $714,000 increase in gains on real estate sales, $121,000 increase in income tax benefits, and offset by an increase of $216,000 in net operating expenses related to operating expenses of Newport Assets. Net gain on collections increased as a result of naturally occurring timing in settlements with creditors and successful litigation. The increase in the gains on real estate is due to the marketing of residential lots acquired as part of the Newport Assets. Income tax benefits increased because the increased profitability was in subsidiaries which could utilize our tax losses. The increase in net operating expenses was primarily due to closing the golf course and conference center for three months beginning in May 1999 for renovations. The golf course was not fully operational until September 1999 and part of the food services portion of the convention center was reopened in October.

Liquidity and Capital Resources

    Using the net proceeds received from the initial public offering, the Company retired $5 million in debt and invested the remaining $1.2 million in short-term interest bearing investments. As a result the Company has $1.9 million in cash and a $5 million line of credit available to fund future acquisitions and working capital needs. The Company does not anticipate any near term capital needs in excess of the available.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Not applicable
(d)	Pursuant to Rule 463, the following information required by item 701 (f) of Regulation S-B is furnished with respect to the use of proceeds from the registrant's first registration statement filed under the Securities Act of 1933:
	1.	Effective date; September 20, 1999; Commission file No. 333-71089.
	2.	Commencement of offering, September 21, 1999.
	3.	All 400,000 units were sold.
		i.	The offering has terminated and all securities have been sold.
		ii.	The managing underwriter was Redstone Securities, Inc.
		iii.	Class of securities registered, units, each unit consisting of two shares of common stock, $.01 par value, and one redeemable common stock purchase warrant to purchase one share of common stock
		iv.	Information required with respect to the units:
Amount registered: 460,000 units, including 60,000 units to cover over-allotments;
Aggregate price of the amount registered: $8,740,000;
Amount sold to date: 400,000 units; aggregate offering price of the amount sold to date: $7,600,000.
All amounts were for the account of the issuer; there were no selling shareholders.
v.	Expenses incurred:
	Underwriting discounts	$740,000
	Legal	85,159
	Accounting	86,936
	Printing and edgar costs *	143,000
	Underwriters' non-accountable	152,000
	Amex listing fee	22,500
	SEC filing fee	6,425
	Nasd filing fee	2,432
	Transfer agent and registrar fees	3,500
	Other	155,793

	Total	$1,397,745

	*estimated

No direct or indirect payments were made to directors, officers, general partners of the issuer or their associates; to persons owning 10 percent or more of any class of equity securities of the issuer; or to affiliates of the issuer or direct or indirect payments to others.

vi.	Net proceeds to the issuer: $6,202255, after deducting the total expenses described above.
vii.	From the effective date of the offering (September 20, 1999) to the ending date of the reporting period (September 30, 1999), the net proceeds were used as follows:
	Construction of plant, building and facilities	0
	Purchase and installation of machinery and equipment	0
	Purchases of real estate	0
	Acquisition of other businesses	0
	Repayment of indebtedness	$5,059,658
	Working capital	0
	Temporary investments	1,142,597
	Other purposes (5% of total offering proceeds or $100,000) whichever is less	0

	Total	$6,202,255

No direct or indirect payments were made to directors, officers, general partners of the issuer or their associates; to persons owning 10 percent or more of any class of equity securities of the issuer; or to affiliates of the issuer or direct or indirect payments to others. The use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the registrant.

Item 4. Submission of Matters to a Vote of Security Holders

No items were submitted to securities holders during the quarter ended September 30, 1999.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits—none.

(b) Reports on Form 8-K—registrant was not required to file a Form 8-K during the quarter ended September 30, 1999.

Signatures

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMPART CAPITAL CORPORATION

By:	/s/ C. W. JANKE C. W. Janke Chief Executive Officer (Principal Executive Officer)	November 11, 1999
By:	/s/ J.H. CARPENTER J.H. Carpenter President Chief Operating Officer	November 11, 1999
By:	/s/ CHARLES F. PRESLEY Charles F. Presley Vice-President Chief Financial Officer (Principal Financial Officer)	November 11, 1999

QuickLinks

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION