Form 10KSB40
period 1999-12-31
RAMPART CAPITAL CORP
filed 2000-03-29
CIK 1074681

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM - 10KSB

 (Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition from ___________ to _________

                         Commission File Number: 1-15277

                           Rampart Capital Corporation
                 (Name of Small Business Issuer in Its Charter)

                 TEXAS                                          76-0427502
  (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                     Identification Number)


700 LOUISIANA, SUITE 2510, HOUSTON, TEXAS                         77002
 (Address of Principal Executive Offices)                       (Zip Code)

                                  713-223-4610
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

          TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------         -----------------------------------------
Common Stock, $.01 Par Value                     American Stock Exchange
Units (consisting of two shares of
Common Stock and one Redeemable
Common Stock Purchase Warrant)                   American Stock Exchange
Redeemable Common Stock Purchase Warrants        American Stock Exchange

       Securities registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         The issuer's revenues for its most recent fiscal year were $5,235,808.

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer on March 23, 2000, was approximately $2,831,000 (based upon the last sales price of $3.625 per share as reported on the American Stock Exchange on such date). For purposes of this calculation, all executive officers, directors and 5% beneficial owners of the issuer were deemed affiliates. Such determination should not be deemed an admission by such officers, directors and beneficial owners that they are, in fact, affiliates of the issuer.

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

         The issuer's Definitive Proxy Statement pertaining to its 2000 Annual Meeting of Shareholders is incorporated herein by reference into Part III of this report.

         The number of shares of the issuer's common stock, $.01 par value, outstanding as of March 23, 2000, was 3,031,026.

           Transitional Small Business Disclosure Format (check one):
           Yes  / / No  /X/

                           RAMPART CAPITAL CORPORATION
                        For Year Ended December 31, 1999

                                TABLE OF CONTENTS
                                   FORM 10-KSB

                                     PART I

ITEM                                                                       PAGE

1.       Business.............................................................3

2.       Description of Property..............................................5

3.       Legal Proceedings....................................................8

4.       Submission of Matters to a Vote of Security Holders..................8

                                     PART II

5.       Market for Common Equity and Related Stockholder Matters.............8

6.       Management's Discussion and Analysis or Plan of Operation............8

7.       Financial Statements................................................10

8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................10

                                    PART III

9.       Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ..................10

10.      Executive Compensation..............................................10

11.      Security Ownership of Certain Beneficial Owners and Management......10

12.      Certain Relationships and Related Transactions......................11

                                     PART IV

13.      Exhibits, List and Reports on Form 8-K..............................11

14.      Signatures..........................................................12

                                     PART I

ITEM 1.       BUSINESS

Organization, Operations   We are a specialty financial services company that
& Strategy                 was incorporated in Texas in 1994 and commenced
                           operations that same year. Our office is located at 700 Louisiana, Suite 2510, Houston, Texas 77002. Our primary business activities are:

                           - acquiring undervalued financial assets, primarily in the form of discounted commercial debt portfolios and real estate;

                           - managing and servicing our purchased asset portfolios;

                           - collecting debt and selling real estate for profit; and

                           - providing short-term funding for real estate projects.

                           We utilize nine full-time employees to manage our core business, and utilize experienced independent management companies to manage our operating entities.

Industry & Competition;    Our industry, commonly called the distressed asset
History of Operations      business, started approximately ten years ago when
                           the FDIC and the Resolution Trust Corporation ("RTC") began liquidating large portfolios of notes and real estate acquired from failed banks and savings institutions. Initially, there were few participants in the business. The two principal officers of Rampart were active participants at the start-up of the industry and were involved in acquisitions of assets with face values in excess of $400 million while associated with another company. As the industry matured, more knowledgeable and sophisticated investors entered the business.
                           Numerous investment companies and partnerships were established to buy distressed assets. Additionally, banks and other financial institutions have been active purchasers of discounted assets in recent years. Since 1994, according to the FDIC's database, over 300 separate entities have purchased debt and/or real estate portfolios from the FDIC.

                           We began acquiring distressed debt portfolios and other assets in 1994, primarily on a competitive bid basis, from the FDIC and RTC. In 1995, we began acquiring assets from healthy financial institutions, banks, and insurance companies interested in eliminating non-performing assets from their portfolios. We made these acquisitions on both a competitive bid and negotiated purchase basis. In 1996, we began to negotiate purchases of assets, primarily debt and real estate, from bankruptcy estates and liquidating trusts.

                           In July 1997, we consummated the MCorp acquisition with a net cash outlay of $881,134 in which we acquired (i) paying loans with principal balances of $2.4 million, (ii) claims with unknown status with legal balances of approximately $34.0 million, and
                           (iii) foreclosed real estate with a tax assessed value of approximately $189,000. The subsidiaries acquired in the MCorp transaction had approximately $55.8 million in net operating losses, or NOLs and built-in-losses which we believe can be used to offset future taxable income generated by the acquired corporate entities, subject to certain possible limitations.

                           On February 1, 1999, we acquired for approximately $2.96 million all the real estate, receivables, and other assets of the bankruptcy liquidation estate of Newport Partners, free and clear of all liens, claims and encumbrances. The assets included developed and undeveloped real estate, an 18-hole public play golf course, nine partially developed expansion holes, a clubhouse, conference center, furniture, fixtures, inventory, equipment, approximately $3.2 million in delinquent property assessments, and property assessment rights. Simultaneously, we sold the property assessment rights and approximately 88 acres of recreational reserves to the New Property Owners' Association of Newport for an $850,000 note and other consideration. The note requires payment of interest only for the first year and monthly installments of principal and interest at 10% per annum for nine years.

Investment in Discounted   Our primary business is the acquisition of
Debt Portfolios &          non-performing financial asset pools, primarily
Services                   commercial loans and other commercial obligations. We
                           purchase these pools at substantial discounts from their legal balances by competitive bids and negotiated purchases. Sources of discounted financial asset pools are:

                           -        governmental entities, such as the FDIC;

                           -        financial institutions;

                           -        insurance companies;

                           -        bankruptcy estates; and

                           -        liquidating trusts.

                           Typically, our discounted financial asset pools contain some or all of the following:

                           -        non-performing loans and other debt
                                    obligations, primarily secured;

                           - under-performing loans, primarily real estate secured;

                           -        paying loans, primarily real estate secured;

                           -        other forms of unsecured debt obligations;

                           -        real estate; and

                           -        other assets.

                           We categorize these financial asset pools as purchased asset pools. Initially, we classify the assets in these pools as collections-in-progress. Collections-in-progress are non-performing claims that are in bankruptcy proceedings, litigation or post-judgment collection status, and are being actively worked for collection. As individual assets are resolved, we reclassify them as paying loans or foreclosed real estate. Paying loans primarily represent previously non-performing claims that have been resolved and are currently paying according to the settlement agreement. We categorize real property foreclosed against a claim as foreclosed real estate. When we foreclose on assets that we wish to hold for investment appreciation or commercial operation purposes, we reclassify those assets to different balance sheet classifications and remove them from the purchased asset pools.

                           Debtors on paying loans must annually provide proof of insurance and proof of payment of property taxes to keep from defaulting on their loans. We insure (using our forced coverage policy) all properties from the date we post them for foreclosure through the date of sale.

Investment in Real         A portion of our business is managing real estate and
Estate and Other Assets    other assets acquired through foreclosure on
                           non-performing debt and real estate purchased below our assessment of market values. We sell the majority of the real estate and other assets in an orderly manner in the marketplace. However, we believe some of our real estate properties have significant potential for operating income or increased market value. We hold and manage these properties for income generation and future liquidation at optimum price levels, and the earnings from these properties are significant contributors to our current profitability. We believe that the ultimate sale of these properties will generate significant future earnings. Only one asset has a cost basis greater than ten percent of our total assets. The recently acquired Newport Golf Club and Conference Center cost
                           $2.96 million consisting of $1.54 million of allocated acquisition costs and $1.42 million in capital improvements, and represents 24.7% of our total assets.

Environmental Issues       Although we do not intend to acquire real estate with
                           environmental problems, we may find that some real estate we acquire through foreclosure, direct purchase, or real estate collateralized by loans, may have the risk of environmental problems. We try to determine that the properties we foreclose or purchase do not have significant environmental problems before we acquire title to these properties.
                           Some of the real estate we have acquired had remedial environmental problems, consisting primarily of underground storage tanks and asbestos. When we identify environmental issues, we notify the appropriate state agency and engage a certified environmental consultant/contractor to evaluate and remedy the problem. Once the problems are remedied and the proper certifications are obtained from the agencies, we sell or manage the properties. We have never suffered a loss on a property that had environmental issues. In the past, remedial costs have not been significant and we attempt to recover all environmental costs in our selling price.

Short-term Funding on      A recent business activity of Rampart includes
Real Estate Projects       short-term funding for selected real estate projects.
                           Our typical funding situation requires that:

                           - the developer identifies and brings to us a potential real estate project;

                           - we purchase 100% fee ownership in the real estate;

                           - the developer purchases the real estate from us or arranges for sales to third parties, subject to our approval;

                           - we assign the developer a net profit interest in the real estate until the sale to a third party, the default date, or the developer purchases the real estate, as compensation for the developer identifying and managing the project; and

                           -        the developer's net profit interest
                                    decreases based on a negotiated timetable and will be forfeited on a default date.

                           In 1998, we acquired two raw land projects at a cost of $1,100,731. These projects had net profits interests with developers. We capitalized $61,625 of improvements on these properties during 1999. We have sold a portion of the projects for development, leaving $771,766 of investment real estate at December 31, 1999. The net profits interest on one parcel has expired and the developer's percentage interest on the other parcel has declined to less than 10%. The remainder of our investment real estate is predominantly located in the Newport subdivision.

Employees                  We have a permanent staff of nine employees comprised
                           of three executive officers, an administrative officer, three professional staff, and two clerical employees. We may hire two additional clerical employees during 2000. We have also established a network of contract due diligence professionals and field support personnel to perform fieldwork and supplement our permanent staff when needed. We believe our relations with our employees generally are good.

Forward-Looking            This annual report on Form 10-KSB contains
Statements                 "forward-looking statements" within the meaning of
                           Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange
                           Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding our business strategy, plans, objectives, expectations, intent, and beliefs of management for future operations are forward-looking statements.
                           Such statements are based on certain assumptions and analyses made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations are discussed under the captions "Item
                           1. Business," "Item 2. Description of Property," and
                           "Item 6. Management's Discussion and Analysis or Plan of Operations." Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements.

ITEM 2.       DESCRIPTION OF PROPERTY

Office Facilities          Our corporate offices are located in the Bank of
                           America building (previously the NationsBank building), 700 Louisiana, Suite 2510, Houston, Texas,
                           77002. We have about 2,000 square feet of office space. Of this space, a major law firm provides about
                           1,200 square feet to Rampart. We also have use of the law firm's meeting rooms, law library, reception facilities, and other facilities within the firm on an as needed basis. We estimate the fair market value of the provided rental space and facilities to be approximately $1,200 per month. We have not recognized the value of these facilities as either income or expense. The law firm performs approximately 60% of our legal work and, as an accommodation, provides the space and facilities without charge. We lease, for approximately $1,700 per month, the balance of our space on a lease that expires on June 30, 2000. We are currently evaluating alternative office arrangements.

Discounted Debt            We currently own paying loans with principal balances
Portfolios & Services      totaling $2,866,000 as of December 31, 1999. These
                           loans have a cost basis of $749,000 or 26.1 % of outstanding principal balances at December 31, 1999.
                           The majority of these notes are secured by real estate and will mature within three to five years.

                           Additionally, we have non-performing debt, secured and unsecured, with a cost basis of $998,000 as of December 31, 1999. These assets are in various stages of resolution, including litigation and bankruptcy. We cannot be certain that any recoveries will be realized on these assets, but we estimate a minimum recovery of approximately $2.58 million over the next three years.

                           We anticipate realizing approximately $2.63 million on real estate (cost basis $700,000) in our discounted debt portfolios acquired as part of our collections process on non-performing debt.

Real Estate                Some of our more significant real estate properties
                           are summarized below:

                           -    CLASSIFIED AS COMMERCIAL REAL ESTATE:

                                ) NEWPORT GOLF CLUB AND CONFERENCE CENTER,
                                  HOUSTON, TEXAS -

                                    -        18 hole championship golf course;

                                    -        9 expansion holes partially
                                             completed;

                                    -        club house and convention center
                                             (32,000 square feet combined area);

                                    -        owned in fee simple with no
                                             encumbrances;

                                    -        allocated acquisition cost of $1.54
                                             million (acquired February 1,
                                             1999);

                                    -        $1.42 million in capital
                                             improvements completed as of
                                             December 31, 1999, with
                                             approximately $500,000 additional
                                             capital expenditures planned;

                                    -        held for market appreciation,
                                             earnings and future sale;

                                    -        competitive advantage to other area
                                             facilities based on amenities
                                             available;

                                    -        tax basis of property is $2.96
                                             million - land of $1.22 million and
                                             improvements of $1.74 million;

                                    -        improvements are predominantly
                                             depreciated over 40 years using the
                                             Modified Cost Recovery System for
                                             tax purposes;

                                    -        annual property taxes of $130,000
                                             based on a rate of $3.55 per
                                             hundred dollars of tax assessed
                                             value.

                                ) RETAIL CENTER, DALLAS, TEXAS -

                                    -        40,000 square foot retail center,
                                             70% occupied;

                                    -        owned in fee simple with no
                                             encumbrances;

                                    -        $275,000 annual net cash flow;

                                    -        substantial upside potential on
                                             rents and market value;

                                    -        financial cost basis of $390,000,
                                             accumulated depreciation of
                                             $22,000;

                                    -        held for market appreciation,
                                             earnings and future sale;

                                    -        tax cost basis of $109,000 - land
                                             of $43,000 land and improvements of
                                             $66,000;

                                    -        improvements are predominantly
                                             depreciated over 40 years using the
                                             Modified Cost Recovery System for
                                             tax purposes;

                                    -        annual property taxes of $15,000
                                             based on a rate of $2.58 per
                                             hundred dollars of tax assessed
                                             value;

                                    -        two tenants, a national chain drug
                                             store and a pawn shop occupy more
                                             than 10% of the available space;

                                    -        net effective rental of $8.13 per
                                             square foot.

                                    Schedule of lease expirations:

                                           YEAR        2000      2001     2002     2004
                                           ----        ----      ----     ----     ----
                                    No. Tenants           1         5        3        2
                                    Square Footage    7,103     9,462    9,216    2,702
                                    Rents           $28,128  $147,760  $55,975  $21,975
                                    Rental %          10.6%     56.1%    24.1%     9.2%


                                ) RETAIL CENTER, SAN ANTONIO, TEXAS -

                                    -        15,000 square foot retail center
                                             prime location, 100% occupied;

                                    -        owned in fee simple with no
                                             encumbrances;

                                    -        $113,000 annual net cash flow;

                                    -        financial cost basis of $360,000,
                                             accumulated depreciation of $8,800;

                                    -        held for market appreciation,
                                             earnings and future sale;

                                    -        tax cost basis of $0;

                                    -        annual property taxes of $18,400
                                             based on a rate of $2.78 per
                                             hundred dollars of tax assessed
                                             value;

                                    -        two physicians and one music
                                             retailer occupy more than 10% of
                                             the available space;

                                    -        net effective rental of $8.45 per
                                             square foot.

                                    Schedule of lease expirations:

                                           YEAR              2000          2001
                                           ----              ----          ----
                                    No. Tenants               0               3
                                    Square Footage            0          15,000
                                    Rents                     0        $126,792
                                    Rental %                  0%           100%


                                    -        CLASSIFIED AS PURCHASED ASSET
                                             POOLS:

                                ) 12 ACRES ON SOUTH PADRE ISLAND, TEXAS -

                                    -        undeveloped commercial waterfront
                                             property;

                                    -        owned in fee simple with no
                                             encumbrances;

                                    -        allocated cost basis on this
                                             property is zero;

                                    -        currently offered for sale,

                                    -        annual property taxes of $4,300
                                             based on a rate of $2.28 per
                                             hundred dollars of tax assessed
                                             value.

                                ) UNDERGROUND STORAGE FACILITY, MONTGOMERY
                                  COUNTY, TEXAS -

                                    -        40,000 square foot underground
                                             storage facility;

                                    -        37 acres of land;

                                    -        owned in fee simple with no
                                             encumbrances;

                                    -        cost basis of $75,000, no
                                             depreciation of improvements;

                                    -        currently offered for sale;

                                    -        annual property taxes of $4,600
                                             based on a rate of $2.36 per
                                             hundred dollars tax assessed value.


                           -    CLASSIFIED AS INVESTMENT REAL ESTATE:

                                ) None of our remaining investment real estate
                                  has been owned long enough for significant appreciation over original costs.

                                  We classify improved real estate held for appreciation and the production of income as Commercial real estate. Revenues from Commercial real estate are comprised of rental income and golf and event related income. When a commercial property is sold, the sale amount is recorded as real estate sales. Investment real estate is comprised of unimproved real estate purchased and held for sale or appreciation and unimproved real estate reclassified from purchased asset pools and held for appreciation and rental income. Revenues associated with investment real estate are rental income or real estate sales. Purchased asset pool real estate is improved or unimproved real estate acquired by foreclosure and available for immediate sale. The sale of foreclosed real estate classified as purchased asset pools is reflected in the net gains on collections on asset pools.

                                  We insure our real estate properties for property damage based on replacement value and for liability coverage up to $10 million. Management believes these coverage limits adequately insure our properties.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party in any lawsuit, pending or threatened, which management believes would have a material effect on our financial position, liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our securities, consisting of a unit comprised of two shares of common stock and a warrant to purchase one share of common stock, commenced trading on September 21,1999 on the American Stock Exchange under the symbol RAC. During the units 30 trading days, the high closing sales price was $19.25 and the low closing sales price was $17.875. On October 22, 1999 the units split and the common stock traded under the symbol RAC and the warrants traded under the symbol RAC.W. For the period from October 22, 1999, through December 31, 1999, the high closing sales price was $8.50 for the common stock and $1.50 for the warrants and the low closing sales price was $3.813 for the common stock and $.438 for the warrants.

         As of March 27, 2000 there were approximately 8 holders of record of our common stock and 4 holders of record of our warrants.

         The Company has never paid any cash dividends and anticipates that for the foreseeable future all earnings, if any, will be retained to finance growth and to meet working capital requirements.

With the net proceeds received from the initial public offering, we retired $5.060 million in debt, acquired $163,000 in additional real estate and discounted debt portfolios, and invested the remaining $979,000 in short-term interest bearing investments

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Revenues increased from $4.602 million in 1998 to $5.236 million during 1999. The $634,000 increase in revenues is comprised of an increase in investment real estate sales of $1.320 million, an increase in commercial real estate revenues of $685,000, in project financing revenues of $158,000, and in unsegmented revenue of $60,000, offset by a $1.589 million decline in net gain on collections on asset pools. The increase in sales in investment real estate is due to the marketing of residential lots acquired in the February 1999 acquisition of the Newport assets. Net gain on collections on asset pools decreased from $4.014 million in 1998 to $2.425 million in 1999. The decrease in net gain on collections on asset pools was due to a redirection of management resources to the acquisition, marketing and redevelopment of the Newport assets and completion of the initial public offering.

General and administrative expenses ("G&A") increased $959,000 from $1.549 million in 1998 to $2.508 million in 1999. The significant increase in G&A is predominantly due to operating expenses of $956,000 related to the Newport Golf Course and Conference Center acquired in February 1999.

Cost of commercial real estate of approximately $462,000 is primarily due to the sales of residential lots acquired in the February acquisition of Newport assets.

Operating costs of $126,000 incurred during 1999 relate to the costs of merchandise and food sold through the operation of the Newport Golf Course and Conference Center that was purchased during February 1999. Operating costs are expected to significantly increase in the future due to expected increases in sales because of increased marketing and full year operations.

Interest expense decreased from $494,000 in 1998 to $377,000 in 1999. The decrease in interest expense during 1999 is primarily due to a reduction in the weighted average debt outstanding for the year resulting from the retirement of debt with proceeds from the offering, further reduced by the capitalization of approximately $80,000 of interest attributable to the renovation and development of the Newport Golf Course and Conference Center.

Net income before income taxes decreased from $2.559 million in 1998 to $1.763 million in 1999. The decrease is comprised of an increase in earnings of $819,000 on investment real estate sales and a $139,000 increase in earnings in project financing, offset by declines in earnings of $520,000 from commercial real estate and $1.234 million from net gain on collections on asset pools. Operating expenses at the Newport Golf Course and Conference Center exceeded revenues by $586,000 due to the golf course and dining operations being closed from May 1999 until early October 1999, and with the conference center being closed from May 1999 to the end of the year for renovations. Increased earnings of $66,000 on other commercial properties reduced the overall loss on commercial real estate to $520,000. The decrease in earnings from net gains on collections on pooled assets was due to a redirection of management resources to the acquisition, marketing and redevelopment of the Newport assets and completion of the initial public offering. The potential profitability of the Newport project, as a whole, is evidenced by the profitability in the current year from residential lot sales.

Income tax expense (benefit) was approximately $485,000 in 1998 compared to approximately $(163,000) in 1999. We have available a significant net operating loss carryforward which was primarily generated from acquisition of certain corporate subsidiaries and assets of MCorp Trusts. Due to the availability of net operating loss carry forwards and other net deferred tax assets, we offset our taxable income during 1999 and adjusted its valuation allowance accordingly.

LIQUIDITY AND CAPITAL RESOURCES

In September 1999, we completed our initial public offering of 400,000 units, generating proceeds of $6.202 million, net of offering expenses of approximately $1.398 million. Each unit consisted of two shares of common stock and one redeemable common stock purchase warrant. The shares and the warrants included in the units automatically separated 30 days following the close of the offering and became separately tradable. With the net proceeds received from the initial public offering, we retired $5.060 million in debt, acquired $163,000 in additional real estate and discounted debt portfolios, and invested the remaining $979,000 in short-term interest bearing investments.

We had cash and cash equivalents of $2.742 million at December 31, 1999 compared to approximately $584,000 at December 31, 1998.

During 1999, we continued to invest a substantial portion of our cashflow in various projects, most notably the Newport acquisition in which we expended approximately $4.38 million of which $1.42 million represented the cost of renovation and development. Cash flow from financing activities was $2.957 million in 1999 which consisting of net proceeds received from the initial public offering offset by the retirement of the majority of our debt as discussed above.

Due to the capital-intensive nature of our business, we have experienced, and expect to continue to experience substantial working capital needs. We believe that cash flows from operations and future borrowings available under our revolving credit facility will be sufficient to fund our capital expenditures and working capital requirements as they come due.

REVOLVING CREDIT FACILITY -On March 17, 2000, we received a commitment to renew our $5,000,000 revolving promissory note maturing on December 31, 2000. This revolving credit facility is secured by notes receivable and real estate comprising the purchased asset pools, the commercial and investment real estate, the notes receivable from project financing, and equipment. Principal is payable at maturity with interest payable monthly at the bank's prime rate plus 1.0% per annum (8.8% and 9.25% as of December 31, 1998 and 1999, respectively). During 1999, we repaid the outstanding balance of $3.660 million and accrued interest with proceeds from our initial public offering. We have not subsequently borrowed funds on the note. Management is negotiating with this bank and other financial institutions to increase the amount of credit facilities available.

The Revolving Credit Facility provides for certain financial covenants. Tangible net worth is equity reduced by the book value of intangible assets. The "tangible net worth covenant" requires that our tangible net worth be at least $9.0 million. The "total liabilities to tangible net worth ratio covenant" requires that we maintain a ratio of liabilities to tangible net worth not exceeding 1.25:1.00. At December 31, 1999, we were in compliance with the above covenants.

Interest paid during 1998 and 1999 on all of our debt instruments, approximated $449,000 and $425,000, respectively, including $90,000 and $115,000 paid to related parties during 1998 and 1999, respectively. Of the amounts paid to related parties during 1998 and 1999, $84,000 and $22,000 respectively, were to a shareholder for the pledge of the shareholder's personal collateral against our notes payable to the bank. The shareholder's personal collateral was released as collateral when the loan was repaid.

YEAR 2000

We completed our assessment of the year 2000 processing issues of internal technology systems, considering our current financial and accounting, computer systems and software. We experienced no Year 2000 problems either internally or as related to third parties.

ACCOUNTING PRONOUNCEMENTS

In November 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 - "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

In June 1999, the FASB issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133," ("SFAS No. 137"). SFAS No. 137 delays the effective date of implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. We have not quantified the impact of adoption on our consolidated financial statements or the date we intend to adopt FASB 133.

ITEM 7.  FINANCIAL STATEMENTS

        See page F-1 for the Index to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required in response to this Item 9 is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10. EXECUTIVE COMPENSATION

         The information required in response to this Item 10 is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this Item 11 is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this Item 12 is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         EXHIBITS

         See "Index of Exhibits" after signature page below which lists the documents filed as exhibits herewith.

         REPORTS ON FORM 8-K

         We did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                           RAMPART CAPITAL CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Pannell Kerr Forster of Texas, P.C.,
Independent Public Accountants...............................................F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999.................F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1998 and 1999...................................................F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 1998 and 1999...................................................F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998 and 1999...................................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Rampart Capital Corporation:

We have audited the accompanying consolidated balance sheets of Rampart Capital Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rampart Capital Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Houston, Texas
February 25, 2000                        /s/ PANNELL KERR FORSTER OF TEXAS, P.C.

                           RAMPART CAPITAL CORPORATION

                           Consolidated Balance Sheets

                                                                                            December 31,
                                                                               -----------------------------------
                                                                                     1998                1999
                                                                               --------------       --------------
                                                       ASSETS

Cash and cash equivalents                                                        $    583,629        $   2,741,787
Purchased asset pools, net                                                          3,826,963            2,447,194
Commercial real estate, net                                                           732,156            3,657,423
Investment real estate                                                              1,100,731            1,405,889
Notes receivable                                                                         -                 850,000
Notes receivable from related parties                                                 533,765              460,754
Property and equipment, net                                                            36,249              371,493
Other assets                                                                          198,215               63,162
                                                                               --------------       --------------

Total assets                                                                     $  7,011,708        $  11,997,702
                                                                               --------------       --------------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                                    $  3,740,488        $     580,173
Accounts payable and accrued expenses                                                 304,436              481,563
Deferred tax liability                                                                438,000              279,000
                                                                               --------------       --------------

        Total liabilities                                                           4,482,924            1,340,736
                                                                               --------------       --------------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value, 10,000,000 shares authorized;
       none issued or outstanding at December 31, 1998 and 1999                          -                    -
    Common stock, $.01 par value; 10,000,000 shares authorized;
       2,250,000 and 3,050,000 shares issued and outstanding
       at December 31, 1998 and 1999, respectively                                     22,500               30,500
Additional paid in capital                                                               -               6,194,255
Retained earnings                                                                   2,506,284            4,432,211
                                                                               --------------       --------------

        Total stockholders' equity                                                  2,528,784           10,656,966
                                                                               --------------       --------------

Total liabilities and stockholders' equity                                       $  7,011,708        $  11,997,702
                                                                               --------------       --------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           RAMPART CAPITAL CORPORATION

                      Consolidated Statements of Operations

                                                                                       Year Ended December 31,
                                                                                -----------------------------------
                                                                                     1998                 1999
                                                                                ---------------      --------------

Net gain on collections on asset pools                                          $    4,013,607       $    2,425,022
Investment real estate income                                                          138,833            1,458,720
Commercial real estate income                                                          449,643            1,134,611
Interest income                                                                          -                  178,486
Other income                                                                             -                   38,969
                                                                                ---------------      --------------

        Total revenue                                                                4,602,083            5,235,808
                                                                                --------------       --------------

General and administrative expenses                                                  1,548,895            2,507,872
Cost of investment real estate sales                                                     -                  462,403
Operating costs                                                                          -                  125,981
Interest expense                                                                       494,142              376,749
                                                                                --------------       --------------

Income from operations before income tax expense (benefit)                           2,559,046            1,762,803

Income tax expense (benefit)                                                           484,591             (163,124)
                                                                                --------------       --------------

Net income                                                                      $    2,074,455       $    1,925,927
                                                                                --------------       --------------

Basic earnings per common share                                                 $         0.92       $         0.78
                                                                                --------------       --------------

Diluted earnings per common share                                               $         0.92       $         0.78
                                                                                --------------       --------------

Basic weighted average number of common shares outstanding                           2,250,000            2,471,370
                                                                                --------------       --------------

Diluted weighted average number of common shares outstanding                         2,250,000            2,471,370
                                                                                --------------       --------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           RAMPART CAPITAL CORPORATION

                 Consolidated Statements of Stockholders' Equity

                                                   Common                 Additional
                                       --------------------------------    Paid in       Retained
                                          Shares          Amount           Capital       Earnings             Total
                                       ------------    -----------      -------------   ------------     -------------
Balance, January 1, 1998                  2,250,000       $ 22,500      $     -         $    431,829     $     454,329

Net income                                   -                -               -            2,074,455         2,074,455
                                       ------------    -----------      -------------   ------------     -------------

Balance, December 31, 1998                2,250,000         22,500            -            2,506,284         2,528,784

Public stock offering, net of
    offering costs of $1,400,000            800,000          8,000          6,194,255         -              6,202,255

Net income                                    -               -               -            1,925,927         1,925,927
                                       ------------    -----------      -------------  -------------     -------------

Balance, December 31, 1999                3,050,000       $ 30,500      $   6,194,255   $  4,432,211     $  10,656,966
                                       ------------       --------      -------------   ------------     -------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           RAMPART CAPITAL CORPORATION

                      Consolidated Statements of Cash Flows

                                                                            Year Ended December 31,
                                                                         ----------------------------
                                                                             1998            1999
                                                                         -----------      -----------
Cash flows from operating activities:
    Net income                                                           $ 2,074,455      $ 1,925,927
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
          Depreciation                                                        15,394           66,430
          Accrued interest income                                               --            (24,054)
          Asset pool costs allocated against net gain on collections       1,525,892        1,458,363
          Change in loan loss reserve                                        (77,662)         (24,941)
          Cost of real estate sold                                              --            462,403
          Other costs capitalized                                           (125,732)         (53,651)
       Changes in operating assets and liabilities
          Other assets                                                      (130,308)         135,053
          Accounts payable and accrued expenses                              177,205          177,127
          Deferred tax liability                                             438,000         (159,000)
                                                                         -----------      -----------

                  Net cash provided by operating activities                3,897,244        3,963,657
                                                                         -----------      -----------

Cash flows from investing activities
    Purchase of commercial real estate                                          --         (2,870,627)
    Proceeds from notes receivable issued to related parties                    --             97,065
    Notes receivable issued to related party                                  (8,765)
    Purchase of investment real estate                                      (875,745)        (767,561)
    Purchase of assessments rights                                                           (850,000)
    Purchase of property and equipment                                       (22,423)        (371,316)
    Purchase of asset pools                                                 (504,373)            --
                                                                         -----------      -----------

                  Net cash used by investing activities                   (1,411,306)      (4,762,439)
                                                                         -----------      -----------

Cash flows from financing activities
    Proceeds from notes payable issued to related parties                       --          1,400,000
    Payments on notes payable to related parties                            (331,147)      (1,400,000)
    Proceeds from notes payable                                            1,664,334        2,834,105
    Payments on notes payable                                             (3,257,010)      (6,079,420)
    Net proceeds from the issuance of common stock                              --          6,202,255
                                                                         -----------      -----------

                  Net cash provided (used) by financing activities        (1,923,823)       2,956,940
                                                                         -----------      -----------

Net increase in cash                                                         562,115        2,158,158

Cash and cash equivalents, beginning of year                                  21,514          583,629
                                                                         -----------      -----------

Cash and cash equivalents,  end of year                                  $   583,629      $ 2,741,787
                                                                         -----------      -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1999

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         DESCRIPTION OF BUSINESS

         Rampart Capital Corporation, a Texas Corporation, (the "Company"), established in March 1994, is a specialized financial services company that acquires, manages, services and realizes income from collection or sale of portfolios of undervalued financial assets, primarily non-performing commercial debt and other forms of legal obligations (purchased asset pools). A significant portion of the debts are secured by real estate or other assets. The purchased asset pools acquired by the Company may also include real estate, or the Company may acquire real estate as the result of foreclosing on the collateral underlying an acquired debt. The Company generally seeks to immediately sell foreclosed real estate, but in some instances may elect to hold a property for appreciation and/or the production of income. The Company purchases these asset pools at substantial discounts from their outstanding legal principal amounts from financial institutions, regulatory agencies and bankruptcy courts. Purchased asset pools are primarily acquired by public sealed bid sales of portfolios of loans, by sealed bid sales limited to a small number of invited participants and by negotiated transactions on behalf of the Company. The Company also provides short-term funding for real estate projects.

         Through the acquisition of various assets, the Company currently holds three significant properties which generate operating revenue for the Company. During 1999, the Company acquired the Newport Golf Club and Conference Center which the Company currently manages as an operating component of their business. The Company also owns two retail centers which were acquired for the purpose of generating rental income.

         INITIAL PUBLIC OFFERING

         In September 1999, the Company completed its initial public offering (the "Offering") of 400,000 units, generating proceeds of $6,202,255, net of offering expenses of approximately $1,400,000 (including approximately $75,000 of offering expenses prepaid during 1998). Each unit is comprised of two shares of common stock and one redeemable common stock purchase warrant. The shares and the warrants included in the units automatically separated 30 days following the close of the offering and became separately tradable. The warrants included in the units became exercisable 30 days following the close of the offering and provided for the purchase of one share of common stock at an exercise price of $10.64 per share. These warrants expire in March 2001, but the Company reserves the option to extend the exercise period up to an additional 18 months. These warrants are subject to redemption by the Company for $0.05 per warrant at any time on 30 days prior written notice if the closing price of the common stock is at least $14.25 for ten consecutive trading days.

         BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of Rampart Capital Corporation and all of its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PURCHASED ASSET POOLS

         Purchased asset pools consist of pools of assets, which, when purchased, are comprised of debts or other legal obligations which are not performing pursuant to the contractual terms of the underlying agreements (collectively "debt assets"), and in some cases incidental real estate. Each purchased asset pool represents assets purchased by the Company as a pool in a single transaction. The Company acquires the pools at substantial discounts from the outstanding legal balances under the loan or debt agreements.

         At the acquisition date, the aggregate cost of a purchased asset pool is allocated to individual debt and real estate assets comprising the asset pool at the time of purchase on the basis of management's best estimate of relative fair values of the individual debt and real estate assets within the asset pool. However, for financial reporting purposes, each asset pool, rather than the individual debt and real estate assets within the asset pool, is treated as the asset. The individual debt and real estate assets comprising an asset pool remain within that asset pool, except real estate assets may be removed from the asset pool and reclassified as commercial real estate (developed properties) or investment real estate (unimproved properties) if the Company determines to hold the real estate for appreciation and/or the production of income. Additionally, income and expenses relating to the individual debt and real estate assets comprising an asset pool is recognized, as described below, on the basis of the asset pool as a single asset, except that the recoverability of the Company's investments in the assets comprising the purchased asset pools is assessed on the basis of individual assets within the asset pool.

         For the purposes of assessing the recoverability of the Company's investment and to provide information on the progress of resolving and recovering on the individual debt and real estate assets comprising an asset pool, the Company classifies the assets within an asset pool as
         (i) "Collections-in-Progress", (ii) "Paying Loans", or (iii) "Foreclosed Real Estate". Initially all debt assets acquired in the purchase of an asset pool are classified as Collections-in-Progress. Collections-in-Progress represents non-performing debt assets being actively evaluated for resolution, and debts or judgements that are in bankruptcy proceedings, litigation, or post-judgement collection status. Those debt assets that are resolved by the debtor (i) resuming the payments required under the original agreement, or (ii) executing with the Company a settlement agreement which involves payments to the Company over time, are at that time reclassified as Paying Loans within the asset pool. In those instances where the Company forecloses on the real estate securing either a Collection-in-Progress or a Paying Loan, the asset is reclassified as Foreclosed Real Estate. Additionally, any real estate acquired with the initial purchase of an asset pool is classified as Foreclosed Real Estate. Foreclosed Real Estate is held by the Company for immediate sale (see Note 3).

         The net gain on collections on asset pools represents the excess of any cash proceeds received over the allocable portion of the cost of the related asset pool. Cash proceeds may be a settlement payment, proceeds from the sale of an asset, or a principal or interest payment under the terms of a debt agreement. No interest income or any other yield component of revenue is recognized separately on any debt asset in an asset pool. Gains from collections on asset pools are recognized as collections are received.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PURCHASED ASSET POOLS (CONTINUED)

         In computing the gains on collections from asset pools, the aggregate cost of each asset pool is allocated to (recovered against) the collections on that asset pool. The cost allocation (recovery) is based on the previously unrecovered cost of the asset pool and the relationship of the collection income recognized in the period to the aggregate of those collections and the estimated future collections for the assets remaining in that asset pool. The relationship of collections to the amount of asset pool costs recovered against such collections for an individual asset pool may vary from period to period as the result of (i) changes in the estimates of future collections, and (ii) impairment allowances previously recorded as described below.

         The Company continually assesses the recoverability of its investments in the assets comprising the asset pools by evaluating the recoverability of the remaining balance of the investment allocated to each individual debt or real estate asset comprising an asset pool. Consistent with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN," ("SFAS No. 114"), the debt assets within the asset pool are assessed based on the comparison of the investment allocated to the debt asset, net of a pro-rata portion of the asset pool cost already recovered from collections, to (i) management's estimate of the present value of the future cash flows from the debt asset, or, (ii) the fair value of the underlying collateral in the case of a Collection-in-Progress debt asset that management estimated will be collected through foreclosure. For Paying Loans the estimated future cash flows are discounted to present value using the interest rate implicit in the difference between the investment in the debt asset and the cash flows to the Company required under the debt agreement. For Collections-in-Progress debt assets the estimated future cash flows are discounted to a present value using the interest rate implicit in the difference between the investment allocated to the debt asset and management's initial estimate of the cash flows to be recovered made at the time the asset pool was purchased. Where such comparisons indicate an excess of the investment over the present value of cash flows or fair value, an impairment allowance (loan loss allowance) is recorded by a charge to operations in the form of a decrease in that period's gains on collections from asset pools (see Note 3).

         Foreclosed Real Estate is assessed on the basis of a comparison of the investment allocated to the real estate asset, net of a pro-rata portion of the asset pool cost already recovered from collections, to management's estimate of the fair value of the real estate, less estimated costs to sell. Where such comparisons indicate an excess of the investment over the fair value, an impairment allowance is recorded by a charge to operations in the form of an increase in that period's asset pool cost allocation. Through December 31, 1999, the Company has not been required to record an impairment allowance on Foreclosed Real Estate.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PURCHASED ASSET POOLS (CONTINUED)

         The Company's purchased asset pools are free of beneficial interests by, and liabilities of, the transferor of the pool assets. Accordingly, the provisions of SFAS No. 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES," do not presently impact the Company's accounting for purchased asset pools.

         COMMERCIAL REAL ESTATE

         As of March 31, 1999, the Company changed the caption for this asset classification from "Commercial rental property" to "Commercial real estate" due to the acquisition during the first quarter of 1999 of real estate which produces operating revenue as opposed to rental revenue (see Note 2). Rents collected on commercial rental properties are recognized as earned. Expenses of operating commercial properties are charged to operations as incurred. Sales of commercial real estate are recorded using the accrual method of accounting for sales of real estate, assuming the conditions for recognition are met. The properties carrying value is depreciated over its estimated useful life.

         In the event a commercial real estate's carrying value exceeds the sum of the undiscounted future cash flows from the asset, an impairment allowance is recorded to reduce its carrying amount to the fair value of the property.

         INVESTMENT REAL ESTATE

         The Company's investment real estate portfolio is comprised of unimproved real estate transferred from purchased asset pools, acquired for appreciation or income, or unimproved real estate acquired for the purpose of short-term funding of real estate projects. The Company provides short-term funding by acquiring an undeveloped property which a developer has identified as having development potential. The Company acquires a 100% fee ownership in the property and compensates the developer with a profit interest in the project for identifying the property and managing the sale or development of the project. Real estate properties are not acquired from developers who have an existing interest in the property. Revenues, net of any developer's profit interest, and associated costs are recognized at the time of sale by the Company assuming the criteria for sales recognition are met. The Company does not retain any interest in the real estate upon its sale.

         In the event an investment real estate asset's carrying value exceeds its fair value less estimated costs to sell, an impairment allowance is recorded to reduce its carrying amount to its fair value less estimated costs to sell.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets range from three to five years. Commercial real estate is depreciated over 40 years.

         Expenditures for major acquisitions and improvements are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. When property and equipment are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

         INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," ("SFAS No. 109"). This statement requires the use of an asset and liability approach for financial accounting and reporting purposes and also requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to be payable or refundable.

         Deferred income taxes are provided for differences in timing in the basis of assets and liabilities for financial reporting and income tax purposes. Basis differences result primarily from the difference between the method used to recognize income and allocable costs related to asset pools for financial reporting purposes, as described above, and the use of the cost recovery method for income tax purposes.

         STATEMENTS OF CASH FLOWS

         The consolidated statements of cash flows are presented using the indirect method and considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation in accordance with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," ("SFAS No. 123"). Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 ("APB No. 25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. Currently the Company has no common stock options outstanding thus there has been no material impact on the financial statements of the Company resulting from SFAS No. 123.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS PER SHARE

         The Company accounts for its earnings per share ("EPS") in accordance with SFAS No. 128, "EARNINGS PER SHARE," ("SFAS No. 128") which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of future collections on purchased asset pools used in determining the value of pools of assets within the purchased asset pool and the periodic revaluation of those assets for possible loss impairment. Actual results could differ materially from those estimates.

         CONCENTRATION OF CREDIT RISK

         The Company maintains its cash with major U.S. banks and, from time to time, these amounts exceed the Federally insured limit of $100,000. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

         The majority of the debt assets included in the asset pools are concentrated in Texas and substantially all of the real estate is located in Texas.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," requires that the Company disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below.

         The carrying amount of cash, accounts payable and accrued liabilities approximates fair value at December 31, 1998 and 1999 due to the short-term nature of such accounts. The carrying amount of notes receivable from related parties approximates fair value as of December 31, 1998 and 1999.

         Purchased asset pools, which are comprised primarily of financial instruments, are carried at unrecovered costs, which includes any required impairment allowance. The net carrying value of the purchased asset pools is $3,558,491 and $2,447,194 as of December 31, 1998 and 1999, respectively. The estimated fair value of the purchased asset pools is $12,379,000

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         and $8,031,000 as of December 31, 1998 and 1999, respectively. The estimated fair value of the asset pools is based on management's estimates of the future cash flows to be derived from the asset pools, discounted to a present value using interest rates that reflect current interest rate and asset risk conditions.

         The Company's notes payable carry both fixed and variable interest rates. Management estimates that the interest rates in effect under both the fixed and variable rate notes approximate the current market rates for instruments with similar terms and credit risk, and therefore the carrying amount of notes payable approximates fair value.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation. These reclassifications had no effect on the 1998 net income or stockholders' equity.

         NEW ACCOUNTING STANDARDS

         In November 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

         In June 1999, the FASB issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133," ("SFAS No. 137"). SFAS No. 137 delays the effective date of implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its consolidated financial statements or the date it intends to adopt.

NOTE 2 - ACQUISITIONS

         On February 1, 1999, the Company acquired all of the assets of a bankruptcy liquidation estate, including real estate, receivables, assessment rights and other assets for $2,969,538, comprised of the contract price of $2,875,000 and acquisition costs of $94,538. The assets were acquired from a liquidation trustee in Federal Bankruptcy Court, financed with $1,475,000 of bank debt and $1,400,000 borrowed from the Company's majority stockholder. These borrowings were subsequently repaid with proceeds from the Company's Offering. The total purchase price was allocated to the individual asset components based on management's estimate of relative market value. None of the purchase price was allocated to the community swimming pool and tennis courts or to the restricted recreational reserves.

         Management considered the costs to rehabilitate these portions of the property to operational status and estimated that such costs would exceed the market value of these assets. Additionally, since these assets are restricted in their usage, their market value was deemed to be further impaired.

         The assets acquired include:

                                                               Allocated
                                                                 Costs
                                                             ------------
                 Commercial real estate                      $  1,547,051

                 Investment real estate                           479,651

                 Amenities                                           -

                 Assessment rights
                     Assessment rights on 2,000
                     residential properties                       850,000

                 Purchased asset pools
                     Delinquent assessment receivables             60,619

                 Other assets                                      32,217
                                                             ------------
                        Total purchase price                 $  2,969,538
                                                             ------------

         SALE OF ASSESSMENT RIGHTS

         The allocation of $850,000 of the purchase price to the assessment rights (the "Rights") reflected the amount received by the Company, in the form of a note, for the simultaneous resale of the assessment rights to an unrelated buyer (the property owners' association for the development). In addition to the note, the Company received other consideration as described below. The buyer acquired the Rights subject to the obligation to perform the required property maintenance. As a requirement of the buyer's purchase of the Rights, the Company also deeded to the buyer the amenities described above, subject to the buyer's obligation to expend $150,000 to renovate those amenities.

         The note is secured by a collateral assignment of the Rights, the related assessment receivables, and associated real property foreclosure rights. Interest on the note is payable monthly at 10% per annum through December 1999, at which time monthly principal and interest payments of $12,030 are due through December 2008. The Rights provide the buyer with enforceable lien rights on the underlying properties. The historical and anticipated cash flows from the collection of the fees, are reasonably assured because of the lien rights, and provide for the buyer's performance of the required maintenance and the repayment of the note in accordance with its terms.

         The sale did not require any contingent performance by the Company as a condition of the buyer's repayment of the note. The resale of the assessment rights resulted in no gain or loss since the $850,000 cost allocated to the assessment rights equaled the amount of the note received from the buyer.

         The other consideration received by the Company consisted of a waiver (the "Waiver") of all fees and assessments payable on lots it owns, presently or in the future, within the jurisdiction of the development for which the Rights apply and the option, in certain circumstances, to acquire liens the property owners' association may acquire as the result of future delinquencies in assessment rights. The Waiver included assessments payable at the time of sale. The present value of future assessments waived is estimated to be $75,000. No accounting recognition was given to the Waiver. Additionally, no accounting recognition was given to the option to purchase future liens because the value of the option cannot be reasonably estimated.

NOTE 3 - PURCHASED ASSET POOLS

         The net gain on collections on asset pools is comprised of the following as of December 31:

                                                                1998                1999
                                                           -------------        -------------

                 Collections                               $   6,255,279        $   3,589,972
                 Recovery of allocable portion of
                      asset pool cost                         (2,302,371)          (1,188,886)
                 Impairment adjustments (loan losses)             60,699               23,936
                                                           -------------        -------------

                 Net gain on collections on asset pools    $   4,013,607        $   2,425,022
                                                           -------------        -------------

         Purchased asset pools consist of the following at December 31:

                                                                1998                1999
                                                           -------------        -------------

                 Collections-in-progress                   $   1,565,700        $   1,095,543
                 Paying loan                                   1,609,666              749,487
                 Loan loss allowance                            (122,489)             (97,548)
                                                           -------------        -------------
                                                               3,052,877            1,747,482
                 Foreclosed real estate                          774,086              699,712
                                                           -------------        -------------

                 Purchased asset pools, net                $   3,826,963        $   2,447,194
                                                           -------------        -------------

         Included in asset pool collections for 1998 is a non-cash sale of $268,472 represented by funds held in escrow which were not collected until 1999.

         Activity in the Company's allowance for loan losses for the years ended December 31, is as follows:

                                                                    1998                 1999
                                                                -----------          -----------

                 Allowance at beginning of year                 $   200,151          $  122,489
                 Additions charged (credited) to operations         (60,669)            (23,936)
                 Direct write downs charged against
                      the allowance                                 (16,993)             (1,005)
                                                                -----------          ----------

                      Allowance at end of year                  $   122,489          $   97,548
                                                                -----------          ----------

         Specific allowances for losses on debt assets included in the asset pools amounted to $122,489 and $97,548 at December 31, 1998 and 1999, respectively. The related expense amount is a reduction of the net gain on collection on asset pools in the statement of operations. The loan loss allowance related to specific loans which had aggregate carrying amounts of $256,103 and $157,331 at December 31, 1998 and 1999,
         respectively. The average balance of loans for which the loan loss allowances have been provided was $10,205 and $39,083, respectively, for the years ended December 31, 1998 and 1999.

NOTE 4 - COMMERCIAL REAL ESTATE

         Commercial real estate consists of the following at December 31:

                                                                    1998                 1999
                                                                -----------         ------------
                 Commercial real estate                         $   750,203         $  3,687,781
                 Accumulated depreciation                           (18,047)             (30,358)
                                                                -----------         ------------

                 Commercial real estate, net                    $   732,156         $  3,657,423
                                                                -----------         ------------

         Gross rental income from commercial real estate amounted to $713,286 and $584,100 for 1998 and 1999, respectively.

         NON-CASH TRANSACTION

         During the year ended December 31, 1998, the Company reclassified a single asset with a cost basis of $360,000 from purchased asset pools to commercial real estate. The cost basis of this asset while held for sale was lower than the fair value less the estimated costs to sell, therefore no allowance had been established by the Company.

NOTE 5 - NOTES RECEIVABLE FROM RELATED PARTIES

         During June 1998, the Company sold a property from its asset pool to related parties in exchange for five notes receivable totaling $525,000. Principal plus interest at 10% per annum is due June 2001 for each of the notes. The Company recognized $210,000 of asset pool amortization in connection with this sale.

         The cost basis originally allocated to this property at the time of sale approximated $268,000. The Company received interest of $54,688 during 1999. No payments were received during 1998.

NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the Company's furniture and equipment and is recorded at cost. Accumulated depreciation on the Company's furniture and equipment amounted to $42,446 and $78,517 as of December 31, 1998 and 1999, respectively.

NOTE 7 - NOTES PAYABLE

         Notes payable consist of the following at December 31:

                                                                              1998                 1999
                                                                         -------------        -------------


         $5,000,000   revolving   credit  facility  (the  "Revolving
         Credit  Facility"),  secured by notes  receivable  and real
         estate   comprising   the  purchased   asset  pools  and  a
         stockholder's  certificate  of deposit;  principal  payable based on proceeds from  disposition  and payments  received on the purchased asset pools;  interest  payable monthly at the bank's  prime rate plus one (1) percent per annum (8.8%
         and 9.25% as of December 31, 1998 and 1999,  respectively).
         During 1999, the Company repaid the outstanding  balance of
         $3,659,658  and accrued  interest  with  proceeds  from its initial  public  offering.  The note is due and  payable on
         April 30, 2000.                                                  $  3,302,629           $    -


         $205,339  term note  payable to a third  party,  secured by equipment;  principal  and interest  payments of $4,252 due
         monthly  beginning  August  15,  1999;   bearing  a  stated
         interest rate of 8.9% per annum,  with the remaining unpaid
         principal and interest due July 15, 2004.                               -                  181,079

                                                                              1998                 1999
                                                                         -------------        -------------
         $441,705  term note  payable to a third party  corporation, secured by real estate;  principal and interest payments of
         $24,827 due semi-annually  beginning December 1998; bearing a  stated  interest  rate  of  9.5%  per  annum,  with  the
         remaining unpaid principal and interest due June 2002.                437,859              314,094


         Unsecured non-recourse  promissory notes payable secured by
         cash flow from a $850,000 note receivable.                               -                  85,000
                                                                         -------------        -------------

                                                                         $   3,740,488        $     580,173
                                                                         -------------        -------------

         The unsecured promissory note was given to an unrelated third party related to the sale of the Rights (see Note 2). The note is non-recourse to the Company and is to be repaid solely from a ten percent participation in cash receipts from the $850,000 note receivable issued to the purchaser of the Rights.

         The Revolving Credit Facility provides for certain financial covenants. The Tangible Net Worth Covenant requires that at any time subsequent to December 31, 1999 the Company's Tangible Net Worth be at least $9.4 million. The Total Liabilities to Tangible Net Worth Ratio Covenant requires that the Company maintain a ratio of Liabilities to Tangible Net Worth not exceeding 1.00:1.00. At December 31, 1999 the Company was in compliance with the above covenants.

         Interest paid during 1998 and 1999 on all of the Company's debt instruments, approximated $449,000 and $425,000 (approximately $345,000 net of capitalized interest), respectively, including $90,000 and $115,000 paid to related parties during 1998 and 1999, respectively. Of the amounts paid to related parties during 1998 and 1999, $84,000 and $22,000 respectively, were to a stockholder for the pledge of the stockholder's personal collateral against the Company's bank notes payable.

         NON-CASH TRANSACTION

         During the year ended December 31, 1998, the Company acquired investment real estate for $585,117, comprised of a cash payment of $143,412 and a $441,705 non-recourse note payable to the seller.

NOTE 8 - INCOME TAXES

         The deferred tax liability as of December 31, 1998 and 1999 arises from the use of different methods of recognition of costs allocable to asset pools for financial statement purposes and Federal tax purposes. A modified cost recovery method, whereby the allocable costs are recognized in conjunction with collections on individual asset pool components in the ratio of total asset pool acquisition costs to total asset pools collections, is used for financial statement purposes.

         The cost recovery method is used for Federal income tax purposes. The Company's deferred tax asset as of December 31, 1998 and 1999 consists of net operating loss carryforwards ("NOLs") of approximately $56.0 million and $52.4 million, respectively, which expire from 2008 through 2013. The majority of these NOLs were generated through the 1997 acquisition of certain corporate subsidiaries and assets MCorp Trust, MCorp Financial Trust, and MCorp Management Trust (collectively the "MCorp Trusts"). These subsidiaries had approximately $56 million in NOLs and built-in-losses which management believes can be used to offset future taxable income generated by the acquired corporate entities, subject to certain possible limitations.

         Due to the nature of the net operating loss carryforwards acquired in the MCorp Trusts acquisition, and the fact that the resolution of the Company's assets and the recognition of income therefrom is subject to conditions and timing which are beyond the control of management, there can be no assurance that the Company will generate any specific level of earnings, or that the taxable earnings will be realized in a subsidiary which has sufficient net operating loss carryforwards available. SFAS No. 109 requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Due to the inherent uncertainty underlying the likelihood of future earnings management has established a valuation allowance relating to its net deferred tax asset. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance adjusted accordingly. Deferred income taxes have been established for the effects of differences in the bases of assets and liabilities for financial reporting and income tax purposes.

         The provision for income tax expense (benefit), consisting entirely of deferred income taxes, is reconciled, using a Federal statutory rate to the Company's effective tax rate as follows:

                                                                         1998                         1999
                                                                 ---------------------        ---------------------
                                                                   Amount        Rate           Amount        Rate
                                                                 ----------    -------        -----------    ------
                 Tax at statutory rate                           $  870,075       34.0%       $   599,353      34.0%
                 Utilization/recognition of net operating
                     loss carryforward                             (385,484)      15.1%          (762,477)    (43.0)%
                                                                 ----------    -------        -----------    ------

                 Income tax expense (benefit)                    $  484,591       18.9%       $  (163,124)     (9.0)%
                                                                 ----------    -------        -----------    ------

         Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1999 are summarized as follows:

                                                                                 1998                 1999
                                                                           --------------       --------------
                 Book basis of purchased asset pools,
                     net, in excess of tax basis                           $   (1,143,354)      $   (1,039,915)
                 Net operating loss carryforwards                              19,075,000           18,272,179
                 Valuation allowance                                          (18,369,646)         (17,511,264)
                                                                           --------------       --------------

                 Deferred tax liability, net                               $     (438,000)      $     (279,000)
                                                                           --------------       --------------

         The changes in the valuation account applicable to the deferred tax asset primarily relate to management's position taken during 1998 with regard to the availability of NOLs related to the Mcorp Acquisition.

         Changes in the valuation allowance account for the years ended December 31, are as follows:

                                                                                 1998                 1999
                                                                           --------------       --------------
                 Valuation allowance at beginning of year                  $      146,457       $   18,369,646
                 Increase (decrease) for the year                              18,223,189             (858,382)
                                                                           --------------       --------------

                 Valuation allowance at end of year                        $   18,369,646       $   17,511,264
                                                                           --------------       --------------

         No income taxes were paid during 1998 or 1999.

         The following is a summary of the NOLs and their expiration dates:

                   Expiring in
                   December 31,                            Amount
                   ------------                        --------------
                     2000                              $      634,055
                     2001                                       -
                     2002                                  10,376,766
                     2003                                  13,304,126
                     2004                                   1,258,441
                     2005 - 2013                           26,837,366
                                                       --------------

                     Total                             $   52,410,754
                                                       --------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         LITIGATION

         The Company is involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters should not have a material adverse impact on the financial condition, results of operations or liquidity of the Company. During the year ended December 31, 1999, the Company evaluated its financial exposure to litigation and environmental risks associated with the debt assets and foreclosed real estate within its asset pools and elected to transfer and realign its assets based upon the element of risk associated with the different types of asset pools. Management believes that this restructuring of its assets within existing corporate entities will provide greater protection of its financial condition.

         OPERATING LEASES (AS LESSEE)

         The Company leases golf course equipment and vehicles under operating leases. Future minimum rental payments required by these leases are estimated as follows:

                   Year Ending
                   December 31,
                   ------------
                     2000                                  $   59,277
                     2001                                      43,171
                     2002                                      43,171
                     2003                                      43,171
                     2004                                      17,988
                                                           ----------

                     Total                                 $  206,778
                                                           ----------

         Total expense incurred under these and other month-to-month rental agreements approximated $33,000 and $71,000 during 1998 and 1999, respectively.

         The Company's offices are located in a major downtown Houston office building. A portion of its space is leased to the Company on a month-to-month basis and a portion is provided as an accommodation by a firm providing legal counsel to the Company.

         OPERATING LEASES (AS LESSOR)

         The Company has long-term lease agreements with tenants in their San Antonio and Dallas commercial real estate property locations.

         Future minimum payments to be received under these leases are estimated as follows:

                   Year Ending
                   December 31,
                   ------------
                     2000                                   $  300,365
                     2001                                      176,375
                     2002                                       60,085
                     2003                                       26,003
                     2004                                       24,104
                                                            ----------

                     Total                                  $  586,932
                                                            ----------

         MANAGEMENT AGREEMENT

         Effective November 12, 1999, the Company entered into a five year agreement, commencing on January 1, 2000, with Benchmark Management Company, to manage and operate the Newport Golf Club and Conference Center. Future minimum base fee payments of $7,000 per month are required under the agreement, and are to be adjusted annually according to the change in the Consumer Price Index.

NOTE 10 - SEGMENT REPORTING

         The Company operates in four business segments (i) purchased asset pools, (ii) commercial real estate, (iii) investment real estate and
         (iv) project financing. The purchased asset pools segment involves the acquisition, management, servicing and realization of income from collections on or sales of portfolios of undervalued financial assets, and in some instances real estate the Company may acquire as part of an asset pool or as the result of foreclosing on the collateral underlying an acquired real estate debt. The commercial real estate segment involves holding foreclosed and acquired real estate for appreciation and the production of income. The investment real estate segment involves holding foreclosed real estate for future appreciation and acquiring unimproved real estate in conjunction with short-term funding for developers. The project financing segment involves non-discounted notes held by the Company by virtue of financing the sales of Company assets and lending to projects in which the Company may participate.

         Financial information by reportable operating segment is as follows:

                                                             Year ended December 31, 1999
                                      ----------------------------------------------------------------------------
                                      Collections on
                                        Discounted
                                           Debt         Commercial      Investment       Project
                                        Portfolios      Real Estate     Real Estate     Financing        Totals
                                      --------------   ------------     -----------    -----------   -------------
         Revenue                       $ 2,425,022     $ 1,134,611      $ 1,458,720    $   157,642   $  5,175,995
         Segment profit                  1,098,808        (287,149)         832,022        119.123      1,762,803
         Segment assets                  2,447,194       3,657,423        1,405,889      1,303,750      8,814,256
         Depreciation and
             amortization                     -             55,603             -             -             55,603
         Capital expenditures               53,651       2,955,625          767,561        850,000      4,626,837
         Net interest expense              114,594         143,835           52,799         38,520        376,749


                                                             Year ended December 31, 1998
                                     ------------------------------------------------------------------------------


                                     Collections on
                                     Discounted Debt    Commercial      Investment       Project
                                         Portfolios     Real Estate     Real Estate     Financing         Totals
                                     ---------------   ------------     -----------    -----------   --------------
         Revenue                       $4,013,607       $ 449,643       $   138,833    $      -      $   4,602,083
         Segment profit                 2,333,201         232,842            12,896        (19,893)      2,559,046
         Segment assets                 3,826,963         732,156         1,100,731        525,000       6,184,850
         Depreciation and
             amortization                    -              8,699              -              -              8,699
         Capital expenditures             691,333             -             875,745           -          1,567,078
         Net interest expense             360,862          42,173            71,214         19,893         494,142

         Reconciliation of reportable segment assets to the Company's consolidated totals as of December 31, 1998 and 1999 are as follows:

                 Assets                                                        1998                   1999
                 ------                                                    -------------         -------------

                 Total assets for reportable segments                      $   6,184,850         $   8,814,256
                 Cash not allocated to segments                                  583,629             2,741,787
                 Other assets not allocated to segments                          243,229               441,659
                                                                           -------------         -------------

                 Consolidated total assets                                 $   7,011,708         $  11,997,702
                                                                           -------------         -------------

         Reconciliation of reportable segment revenue to the Company's consolidated totals as of December 31, 1998 and 1999 are as follows:

                 Revenue                                                       1998                   1999
                 -------                                                   -------------         -------------
                 Total revenue for reportable segments                     $   4,602,083         $   5,175,995
                 Interest income                                                    -                   20,844
                 Other income                                                       -                   38,969
                                                                           -------------         -------------

                 Consolidated total revenue                                $   4,602,083         $   5,235,808
                                                                           -------------         -------------

NOTE 11 - STOCK SPLIT AND PREFERRED STOCK AUTHORIZATION

         In December 1998, the Board of Directors approved (i) an increase in the authorized number of shares of common stock to 10,000,000, (ii) a 3,000-for-1 stock split of issued and outstanding common shares and
         (iii) authorization of 10,000,000 shares of $.01 par value preferred stock. All common shares, per share and option information in the accompanying financial statements have been restated to reflect the effect of the split and change in authorized shares.

NOTE 12 - STOCK COMPENSATION PLAN

         In December 1998, the 1998 Stock Compensation Plan (the "Plan") was approved by the Board of Directors ("Board") and by the stockholders. The provisions of the Plan provide for the granting of options for the purchase of the Company's common stock to be granted as incentive compensation to employees and officers of the Company and its subsidiaries. Effective June 24, 1999, the Company amended the Plan to reserve up to 375,000 shares of common stock to be granted under the Plan and to provide option grants to Directors and consultants. The number of shares and the shares granted are subject to adjustment in the event of any change in the capital structure of the Company. Further, the Plan provides for issuance, at the discretion of the Board, of (i) incentive stock options ("ISOs") within the meaning of
         Section 422 of the Internal Revenue Code of 1986, as amended, or (ii) non-qualified options. The exercise price of any option will not be less than the fair market value of the shares at the time the option is granted, and exercise will be required within 10 years of the grant date. The Plan will terminate in 2008.

         The Plan also provides for the award of Stock Appreciation Rights ("SARs") to optionees. The Compensation Committee may award to an optionee, with respect to each share of common stock covered by an option (a "Related Option"), a related SAR permitting the optionee to be paid the appreciation on the Related Option. A SAR granted with respect to an ISO must be granted together with the Related Option. A SAR granted with respect to a non-qualified option may be granted together with or subsequent to the grant of the Related Option. The exercise of the SAR shall cancel and terminate the right to purchase an equal number of shares covered by the Related Option.

         There have been no options granted under the Plan as of December 31, 1999 (see Note 15).

NOTE 13 - RELATED PARTY TRANSACTIONS

         During 1998, the Company acquired, for $334,000, an interest in a real estate mortgage and judgement lien from an entity controlled by a Company officer. During 1999 the company collected approximately $375,000 on this loan.

NOTE 14 - REVENUE CONCENTRATIONS

         During the years ended December 31, 1998 and 1999, the Company recorded a net gain from a single transaction which amounted to 23% and 13%, respectively, of total revenue for each year.

NOTE 15 - SUBSEQUENT EVENTS

         On January 7, 2000 the Company finalized the acquisition of a 51% interest in Greater Houston Gulf Partners, LTD (the "Partnership). The Partnership was formed to acquire, own, and manage a condominium redevelopment project (the "Project"). In connection with the acquisition, the Company made a loan to the Partnership for $1.1 million to provide financing for the acquisition of the Project. The balance of the Project purchase price and developmental funds was provided to the partnership by a bank loan in the amount of $2.9 million.

         On January 11, 2000 the Company's Board of Directors approved a stock repurchase plan under rule 10b-18 of the Securities and Exchange Commissions Act of 1934, for the purchase of up to $2.0 million worth of the Company's outstanding common stock in open market transactions. Acquired shares will be held as treasury stock by the Company, and will be available for future acquisitions, financing or awards as granted under the Company's 1998 Stock Compensation Plan.

         On January 20, 2000, the Company's Board of Directors approved the granting of 3,000 options, 1,000 options for each of three outside Board members, to purchase common stock of the Company pursuant to the Plan.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RAMPART CAPITAL CORPORATION
                                           (Registrant)

                                           By: /s/ C. W. JANKE
                                              ---------------------------------
                                               C. W. JANKE
                                               Chief Executive Officer

                                           Date:  March 29, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ C. W. JANKE                                         March 29, 2000
   ---------------------------------------
     C. W. Janke
     Chairman of the Board
     Chief Executive Officer
     (Principal Executive Officer)

By: /s/ J.H. CARPENTER                                      March 29, 2000
   ---------------------------------------
     J.H. Carpenter
     President
     Chief Operating Officer
     Director

By: /s/ CHARLES F. PRESLEY                                  March 29, 2000
   ---------------------------------------
     Charles F. Presley
     Vice-President
     Chief Financial Officer
     Treasurer & Controller
     (Principal Financial and Accounting Officer)

By: /s/ JAMES W. CHRISTIAN                                  March 29, 2000
   ---------------------------------------
     James W. Christian
     Director

By: /s/ JAMES J. JANKE                                      March 29, 2000
   ---------------------------------------
     James J. Janke
     Director

By: /s/ ROBERT A. SHUEY, III                                March 29, 2000
   ---------------------------------------
     Robert A. Shuey, III
     Director

                           RAMPART CAPITAL CORPORATION
                             EXHIBITS TO FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                INDEX OF EXHIBITS

       EXHIBIT
         NO.                                     DESCRIPTION
         ---                                     -----------
         3.1 Restated Articles of Incorporation (Exhibit 3.1 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)

         3.2 Bylaws (Exhibit 3.2 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)

         4.1 Form of Warrant Agreement Between Rampart and American Stock Transfer and Trust Company (Exhibit 4.1 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)

        *10.1     1998 Stock compensation Plan - Revised June 24, 1999

         10.2 Share Transfer Restriction Agreement (Exhibit 10.2 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)

         10.3 Sixth (current) Amendment to Loan Agreement with Southwest Bank of Texas N. A. (Exhibit 10.7 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)

         10.4 Purchase and Sale Agreement for Newport Assets (Exhibit 10.8 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)

         10.5 Janke Family Partnership, Ltd. Note for Newport assets purchase (Exhibit 10.9 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)

         10.6 Purchase Agreement for Newport Assets (Exhibit 10.10 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference

        *10.8 The Benchmark Management Contract to manage the Newport Golf Club and Conference Center

        *21.1     Subsidiaries of Registrant

        *27.1     Financial Data Schedule

-----------------------------
   *        Filed herewith.