Form 10QSB
period 2000-03-31
RAMPART CAPITAL CORP
filed 2000-05-15
CIK 1074681

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM-10QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from                to

Commission File Number: 1-15277

Rampart Capital Corporation
(Exact Name of Registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	6159 (Primary Standard Industrial Classification Code Number)	76-0427502 (I.R.S. Employer Identification Number)

700 Louisiana
Suite 2510
Houston, Texas
(Address of Principal Executive Offices)
 77002
(zip code)
 713-223-4610
(Registrant's Telephone Number)

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

    As of March 31, 1999, the number of shares outstanding of the registrant's only class of common stock was 3,028,026.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

INDEX

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Consolidated Financial Statements
	Unaudited Consolidated Balance Sheet at December 31, 1999 and March 31, 2000	2
	Unaudited Consolidated Statement of Operations for the Three Months ended March 31, 1999 and 2000	3
	Unaudited Consolidated Statement of Cash Flows for the Three Months ended March 31, 1999 and 2000	4
	Notes to the Unaudited Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	7
PART II. OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	10
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 6.	Exhibits and Reports on Form 8-K	11
	Signatures	12

RAMPART CAPITAL CORPORATION

Consolidated Balance Sheet

	December 31, 1999	March 31, 2000
	Audited	Unaudited
Assets
Cash	$2,741,787	$897,486
Purchased asset pools, net	2,447,194	2,384,858
Commercial real estate, net	3,657,423	7,066,584
Investment real estate	1,405,889	1,451,612
Notes receivable from related parties	460,754	464,576
Notes receivable other	850,000	840,066
Property and equipment, net	371,493	402,559
Other assets	63,162	96,936

Total assets	$11,997,702	$13,604,677

Liabilities and Stockholders' Equity
Notes payable	$580,173	$2,699,998
Accounts payable and accrued expenses	481,563	386,500
Deferred tax liability	279,000	279,000

Total liabilities	1,340,736	3,365,498

Commitments and contingencies
Stockholders' equity
Common stock ($.01 par value; 10,000,000 shares authorized; 3,050,000 shares issued and outstanding at December 31, 1999 and 3,028,026 shares issued and outstanding at March 31, 2000.	30,500	30,500
Paid-in-capital	6,194,255	6,194,255
Treasury stock, 21,934 shares, at cost	—	(83,606)
Retained earnings	4,432,211	4,098,030

Total stockholders' equity	10,656,966	10,239,179

Total liabilities and stockholders' equity	$11,997,702	$13,604,677

RAMPART CAPITAL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	1999	2000
Net gain on collections on asset pools	$271,096	$233,504
Investment real estate income	72,324	12,800
Commercial real estate income	223,499	359,759
Interest and other income	52,833	44,579

Total revenue	619,752	650,642
Costs of real estate sales	(37,500)	—
Operating and other costs	(87,228)	(305,199)
General and administrative expenses	(395,918)	(691,433)
Interest expense	(118,709)	(11,191)

Net loss before income tax benefit	(19,603)	(357,181)
Income tax benefit	7,904	23,000

Net loss	$(11,699)	$(334,181)

Basic net loss per common share	$(.01)	$(.11)

Diluted net loss per common share	$(.01)	$(.11)

Average common shares outstanding	2,250,000	3,043,169

RAMPART CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	1999	2000
Cash flows from operating activities:
Net loss	$(11,699)	$(334,181)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	11,254	36,538
Accrued interest income	(39,375)	(5,879)
Asset pool costs deducted in net gain on collections	146,331	97,731
Change in loan loss reserve	—	(41,789)
Cost of real estate	37,500	—
Purchase of asset pools	(32,778)	—
Other costs capitalized	—	(7,382)
Changes in operating assets and liabilities:
Other assets	249,662	(33,774)
Accounts payable and accrued expenses	(101,606)	(95,062)
Taxes payable	(8,500)	—
Deferred tax liability	(8,000)	—

Net cash provided (used) by operating activities	242,789	(383,798)

Cash flows from investing activities:
Purchase of commercial real estate	(1,560,348)	(3,425,709)
Purchase of investment real estate	(483,621)	(38,341)
Proceeds from notes receivable related parties	—	700
Proceeds from notes receivable	—	9,934
Purchase of treasury stock	—	(83,606)
Purchase of assessment rights	(850,000)	—
Proceeds from purchased assessments	—	7,750
Purchase of property and equipment	(29,273)	(51,056)

Net cash used by investing activities	(2,923,242)	(3,580,328)

Cash flows from financing activities:
Proceeds from notes payable to related parties	1,400,000	—
Proceeds from notes payable	1,657,000	2,210,665
Payments on notes payable	(700,000)	(90,840)

Net cash provided by financing activities	2,357,000	2,119,825

Net decrease in cash	(323,453)	(1,844,301)
Cash at beginning of period	583,629	2,741,787

Cash at end of period	$200,176	$897,486

RAMPART CAPITAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2000

(Unaudited)

Note 1—Summary of Significant Accounting Policies

  Interim financial information

    The accompanying unaudited financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations of interim periods are not necessarily indicative of results to be expected for an entire year. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

  Principles of Consolidation

    The consolidated financial statements include the assets of Rampart Capital Corporation and its wholly owned subsidiaries. The Company owns a 51% interest in a partnership that is reported using the full consolidation method. The consolidated financial statements of the Company include 100% of the assets and liabilities of the partnership and the ownership interests of minority participants are recorded as minority interest. All material intercompany balances have been eliminated.

  Commercial real estate

    Rents collected on commercial rental property are recognized as rental income as collected, and revenues from the operation of commercial properties are recognized as earned. Expenses of operating commercial properties are charged to operations as incurred. Sales of commercial real estate are generally recorded using the full accrual method of accounting for sales of real estate, assuming the conditions for recognition are met.

  Other income

    Other income is comprised of interest income and miscellaneous revenue. Revenue is recognized as earned.

  Reclassifications

    Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation. These reclassifications had no effect on the 1999 net income or stockholders' equity.

Note 2—Net Loss Per Common Share

    Net income per common share has been computed for all periods presented and is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. There are no common stock equivalents resulting from dilutive stock purchase warrants.

Note 3—Acquisitions

    On January 7, 2000 the Company finalized the acquisition of a 51% interest in Greater Houston Gulf Partners, LTD (the "Partnership"). The Partnership was formed to acquire, own, and manage a condominium redevelopment project (the "Project"). In connection with the acquisition, the Company made a loan to the Partnership for $1.1 million to provide financing for the acquisition of the Project. The balance of the Project purchase price and developmental funds was provided to the partnership by a bank loan in the amount of $2.1 million.

Note 4—Segment Reporting

    The Company operates in four business segments (i) purchased asset pools, (ii) commercial real estate, (iii) investment real estate, and (iv) project financing. The purchased asset pools segment involves the acquisition, management, servicing and realization of income from collections on or sales of portfolios of undervalued financial assets, and in some instances real estate the Company may acquire as part of an asset pool or foreclosing on the collateral underlying an acquired real estate debt. The commercial real estate segment involves holding foreclosed and acquired improved real estate for appreciation and the production of income. The investment real estate segment involves holding foreclosed and acquired unimproved real estate for future appreciation and acquiring unimproved real estate in conjunction with short-term funding for developers. The project financing segment is comprised of short-term financing of real estate at high yields and real estate notes held by the Company from financing the sale of Company assets. The notes are fully secured with real estate or other collateral. Financial information by reportable operating segment is as follows:

	As of and for the Three months ended March 31, 2000
	Purchased Asset Pools	Commercial Real Estate	Investment Real Estate	Project Financing	Totals
Revenue	$233,504	$359,759	$12,800	$44,579	$650,642
Segment profit	(63,205)	(325,898)	(3,741)	35,663	(357,181)
Segment assets	2,384,858	7,445,701	1,451,612	1,298,338	12,580,509
Depreciation and amortization	—	16,548	—	—	16,548
Capital expenditures	1,358	3,476,764	45,723	—	3,523,845
Interest expense	—	11,191	—	—	11,191
	As of and for the Three months ended March 31, 1999
	Purchased Asset Pools	Commercial Real Estate	Investment Real Estate	Project Financing	Totals
Revenue	$271,096	$223,499	$72,324	$52,833	$619,752
Segment profit	(16,909)	(29,354)	(8,338)	34,998	(19,603)
Segment assets	3,444,939	2,285,676	1,546,853	1,414,375	8,691,843
Depreciation and amortization	—	3,083	—	—	3,083
Capital expenditures	60,778	2,025,000	826,814	—	2,912,592
Interest expense	45,326	43,697	17,135	12,551	118,709

    Reconciliation of reportable segment assets to the Company's consolidated totals as of March 31 are as follows:

Assets	1999	2000
Total assets for reportable segments	$8,691,843	$12,580,509
Cash not allocated to segments	260,176	897,486
Other assets not allocated to segments	286,884	126,682

Consolidated total assets	$9,238,903	$13,604,677

RAMPART CAPITAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

    Revenues increased $30,890 from $619,752 during the quarter ending March 31, 1999 to $650,642 during the first quarter of 2000. The increase in revenues consisted of growth in commercial real estate revenues of $136,260, offset by declines in investment real estate revenues ($59,524), project financing revenues ($8,254), and net gain on collections on asset pools ($37,552). The increase in commercial real estate revenue was primarily due to an increase of $161,414 in Newport Golf Club and Conference Center ("Newport") operations, offset by a $31,370 decline in rentals on our Dallas retail center. The decrease in investment real estate revenues was mainly due to the sale of a parcel of land in 1999 of which there was no such sale during the first quarter of 2000. The decrease in revenues for project financing and net gain on collections on asset pools was due to timing of collections in normal business operations.

    General and administrative expenses ("G&A") increased $295,515 from $395,918 in the first quarter of 1999 to $691,433 in the same period of 2000. The significant increase in G&A was due to ad valorem taxes, general property and depreciation expense increases of $188,000 related to Newport and to increases in direct SEC compliance costs of $51,000, franchise taxes of $24,000, and labor costs of $30,300. The increase in SEC compliance cost was related to our being publicly held in the first quarter of 2000 and privately held in the same period of 1999. Labor costs increased due to the additional labor needed to comply with the reporting requirements of a public company and general wage increases. The increase in costs at Newport was mainly due to increased tax valuation, increased utilization of the facilities in 2000 as compared to 1999, and an additional month of operations in 2000. Newport was acquired in February of 1999. The increase in franchise tax was primarily related to the increase in equity as a result of our initial public offering in September of 1999.

    Cost of commercial real estate sales declined by $37,500 due to the sale of an investment tract in 1999 without a corresponding sale during the first quarter of 2000.

    Operating and other costs of $87,228 incurred during the quarter ending March 31, 1999 and $305,199 for the same period in 2000 relate to the direct costs of operations of Newport. The direct operating expense increase of approximately $218,000 exceeded the revenue increase of $136,000 primarily because of management's emphasis on re-development and re-marketing programs. Although there has been a significant increase in facility utilization, it has not yet reached breakeven. Management believes the quarterly losses will decrease, with breakeven operations expected in the third or fourth quarter of 2000.

    Interest expense decreased from $118,709 in the first quarter of 1999 to $11,191 for the same period in 2000. The decrease in interest expense was primarily due to a reduction in the weighted average debt outstanding resulting from the retirement of the majority of our debt with proceeds from the September 1999 initial public offering. Interest of $32,910, relating to the bank loan secured by a 90 unit condominium redevelopment project started in January 2000, was capitalized as work in progress.

    The net loss before income taxes increased $337,578 from $(19,603) during the first quarter of 1999 to $(357,181) for the same period in 2000. The increased loss consists of $296,544 on commercial real estate, $46,296 on net gain on collections of purchased asset pools, offset by a decreased loss of $4,598 from investment real estate and increased earnings of $666 on project financing activities. With allocated corporate overhead, the loss at Newport increased by $296,000 over 1999. This was a direct result of management's emphasis on re-development and re-marketing programs for the facility. The facility was acquired in February 1999 from a bankruptcy estate and had not been actively marketed in many years. The $46,296 reduction in earnings on purchased asset pools was primarily due to a decrease of $37,600 in net gains. The decreased loss on investment real estate was primarily from a decline in interest carrying costs of $17,000 and property taxes of $8,000, offset by reduced gain on sale of real estate of $21,000.

    Income tax benefit was approximately $7,904 in 1999 compared to approximately $23,000 in 2000. We have available a significant net operating loss carryforward which was primarily generated from the acquisition of certain corporate subsidiaries and assets of MCorp Trusts. Due to the availability of net operating loss carry forwards and other net deferred tax assets, we offset our taxable income during 1999 and adjusted its valuation allowance accordingly.

Liquidity and Capital Resources

    We had cash and cash equivalents of $2,741,787 at December 31, 1999 compared to approximately $897,486 at March 31, 2000.

    During 2000, we continued to invest a substantial portion of our cash reserves in various projects, most notably was a $1.1 million investment in a 90-unit condominium redevelopment project. This investment represented a loan to a single purpose commercial real estate company, which we control, earning interest at prime rate plus 2 percent. The minority interest owners guaranteed the loan. Cash flow from financing activities during the first quarter of 2000 was $2.1 million, primarily consisting of a third party first mortgage secured by the condominium redevelopment project owned by Greater Houston Gulf Partners, Ltd., a 51% majority owned partnership. We believe that we have structured the transaction so that Rampart is insulated from any direct liability on this debt. In the event of default by the minority interest owners, we can foreclose their interest and, at our option, service or pay off the debt.

    Due to the capital-intensive nature of our business, we have experienced, and expect to continue to experience substantial working capital needs. We believe that cash flows from operations and future borrowings available under our revolving credit facility will be sufficient to fund our capital expenditures and working capital requirements as they come due.

    On April 30, 2000, we renewed our $5,000,000 revolving promissory note to mature on December 31, 2000. This revolving credit facility is secured by notes receivable and real estate in the purchased asset pools, the commercial and investment real estate, the notes receivable from project financing, and equipment. Principal is payable at maturity with interest payable monthly at the bank's prime rate plus 1.0% per annum (9.50% and 10.0% as of December 31, 1999 and March 31, 2000, respectively). During 1999, we repaid the outstanding balance of $3.660 million and accrued interest with proceeds from our initial public offering. We have not subsequently borrowed funds on the note. Management is negotiating with this bank and other financial institutions to increase the amount of credit facilities available. The Revolving Credit Facility provides for certain financial covenants. As of the filing date of this quarterly report, we are in compliance with the covenants.

Stock Repurchase Plan

    On January 11, 2000, the Board of Directors approved a stock repurchase plan under rule 10b-18 of the Securities and Exchange Commission Act of 1934, for the purchase of up to $2.0 million worth of our outstanding common stock in open market transactions. Acquired shares will be held as treasury stock , and will be available for future acquisitions, financing or awards as granted under our 1998 Stock Compensation Plan. As of March 31, 2000, we had acquired 21,974 shares at a total cost of $83,606 or $3.80 per share. We intend to continue repurchasing shares subject to SEC restrictions.

Forward Looking Statements

    This quarterly report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding our business strategy, plans, objectives, expectations, intent, and beliefs of management for future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include (1) tightening of the credit markets, (2) volatility in the real estate markets and interest rates, (3) emerging competition, (4) changes in regulations in the industries we serve, and (5) general economic declines, particularly within the regions in which we operate. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements.

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
The managing underwriter was Redstone Securities, Inc.

iii.
Class of securities registered, units; each unit consisting of two shares of common stock, $.01 par value, and one redeemable common stock purchase warrant to purchase one share of common stock.

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

*
estimated

    No direct or indirect expense payments were made to directors, officers, general partners of the issuer or their associates; to persons owning 10 percent or more of any class of equity securities of the issuer; or to affiliates of the issuer or direct or indirect payments to others.

    vi.
    Net proceeds to the issuer: $6,202,255, after deducting the total expenses described above.

    vii.
    From the effective date of the offering (September 20, 1999) to the ending date of the reporting period (March 31, 2000), the net proceeds were used as follows:

Construction of plant, building and facilities	$0
Purchases of real estate	957,000
Acquisition of other businesses	0
Repayment of indebtedness	5,059,658
Working capital	185,597
Temporary investments	0
Other purposes (5% of total offering proceeds or $100,000) whichever is less	0

Total	$6,202,255

    No direct or indirect payments from the proceeds were made to directors, officers, general partners of the issuer or their associates; to persons owning 10 percent or more of any class of equity securities of the issuer; or to affiliates of the issuer or direct or indirect payments to others.

    The use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the registrant.

Item 4. Submission of Matters to a Vote of Security Holders

    No items were submitted to securities holders during the quarter ended March 31, 2000.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits—See "Index of Exhibits" below which lists the documents filed as exhibits herewith.

(b)
Reports on Form 8-K—registrant was not required to file a Form 8-K during the quarter ended March 31, 2000.

Signatures

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rampart Capital Corporation

/s/ C. W. JANKE C. W. Janke	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	May 12, 2000
/s/ J. H. CARPENTER J. H. Carpenter	President, Chief Operating Officer	May 12, 2000
/s/ CHARLES F. PRESLEY Charles F. Presley	Vice-President, Chief Financial Officer, Treasurer (Principal Financial Officer)	May 12, 2000

RAMPART CAPITAL CORPORATION

EXHIBITS TO FORM 10-QSB

for the quarter ended March 31, 2000

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation (Exhibit 3.1 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
3.2	Bylaws (Exhibit 3.2 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
4.1	Form of Warrant Agreement Between Rampart and American Stock Transfer and Trust Company (Exhibit 4.1 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
10.1	1998 Stock compensation Plan—Revised June 24, 1999 (Exhibit 10.1 to Ramparts Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference).
10.2	Share Transfer Restriction Agreement (Exhibit 10.2 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
*10.3	Eight Amendment to Loan Agreement with Southwest Bank of Texas N. A. amended April 30, 2000.
10.4	Purchase and Sale Agreement for Newport Assets (Exhibit 10.8 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
10.5	Janke Family Partnership, Ltd. Note for Newport assets purchase (Exhibit 10.9 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
10.6	Purchase Agreement for Newport Assets (Exhibit 10.10 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
10.8	The Benchmark Management Contract to manage the Newport Golf Club and Conference Center (Exhibit 10.8 to Ramparts Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference).
21.1	Subsidiaries of Registrant (Exhibit 21.1 to Ramparts Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference).
*27.1	Financial Data Schedule.

*
Filed herewith.

QuickLinks

INDEX
RAMPART CAPITAL CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
PART II. OTHER INFORMATION
Signatures
INDEX OF EXHIBITS