Form 10QSB
period 2000-06-30
RAMPART CAPITAL CORP
filed 2000-08-11
CIK 1074681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM - 10QSB


[ x ] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  June  30,  2000

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934

For  the  transition  from  ___________  to  _________

                        Commission File Number:  1-15277


                           Rampart Capital Corporation
             (Exact Name of Registrant as specified in its charter)


            TEXAS                         6159                      76-0427502
(State or other jurisdiction of  (Primary Standard Industrial   (I.R.S. Employer
incorporation or organization)    Classification Code Number)     Identification
                                                                      Number)

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

     Yes  [ X ]
     No   [   ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     As of July 24, 2000, the number of shares outstanding of the registrant's only class of common stock was 2,911,862.

Transitional  Small  Business  Disclosure  Format  (check  one):
     Yes  [   ]
     No   [ X ]

                                      INDEX

PART  I.  FINANCIAL  INFORMATION

Item 1. Unaudited Consolidated Financial Statements                                                                    PAGE NO.
        Consolidated Balance Sheets at December 31, 1999 (Audited) and June 30, 2000 (Unaudited)  . . . . . . . . . . . . .   2
        Unaudited Consolidated Statement of Operations for the Three Months and Six Months ended June 30, 1999 and 2000 . .   3
        Unaudited Consolidated Statement of Cash Flows for the Six Months ended June 30, 1999 and 2000    . . . . . . . . .   4
        Notes to the Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition . . . . . . . . . . . . . . .   7

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
        Signatures . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                     RAMPART CAPITAL CORPORATION

                     CONSOLIDATED BALANCE SHEET


                                  DECEMBER 31, 1999  JUNE 30, 2000
                                       (AUDITED)     (UNAUDITED)
                                       -----------  -----------
                         ASSETS
Cash                                   $ 2,741,787  $   328,443
Purchased asset pools, net               2,447,194    2,283,830
Commercial ventures, net                 3,657,423    7,443,708
Investment real estate                   1,405,889    1,986,749
Notes receivable from related parties      460,754      473,041
Notes receivable other                     850,000    3,325,490
Property and equipment, net                371,493      523,933
Other assets                                63,162      151,407
                                       -----------  -----------
     Total assets                      $11,997,702  $16,516,601
                                       -----------  -----------

            LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                          $   580,173  $ 6,008,973
Accounts payable and accrued expenses      481,563      425,171
Deferred tax liability                     279,000      279,000
                                       -----------  -----------
Total liabilities                        1,340,736    6,713,144
                                       -----------  -----------

Commitments and contingencies

Stockholders' equity
Common stock ($.01 par value; 10,000,000
      shares authorized; 3,050,000 and
      2,983,173 shares issued and outstanding
      at December 31, 1999 and June 30,
      2000 respectively                     30,500       30,500
Paid-in-capital                          6,194,255    6,194,255
Treasury stock, 66,827 shares, at cost           -     (193,845)
Retained earnings                        4,432,211    3,772,547
                                       -----------  -----------
     Total stockholders' equity         10,656,966    9,803,457
                                       -----------  -----------
Total liabilities and
stockholders' equity                   $11,997,702  $16,516,601
                                       -----------  -----------

           See accompanying notes to consolidated financial statements

                                RAMPART CAPITAL CORPORATION

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (UNAUDITED)

                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                          ---------------------------  -------------------------
                                                1999         2000         1999          2000
                                          --------------  -----------  -----------  ------------
Net gain on collections on asset pools       $  443,333   $  199,081   $  714,429   $   432,584
Investment real estate income                   310,417       14,698      382,741        27,498
Commercial ventures income                      189,789      563,599      413,288       923,359
Interest and other income                        31,542      101,263       84,375       145,841
                                             -----------  -----------  -----------  ------------
Total revenue                                   975,081      878,641    1,594,833     1,529,282

Costs of real estate sales                     (165,604)     (54,574)    (203,104)      (54,574)
Operating and other costs                      (163,839)    (350,874)    (251,067)     (656,073)
General and administrative expenses            (406,740)    (731,467)    (802,659)   (1,422,900)
Interest expense                               (148,907)     (67,208)    (267,616)      (78,399)
                                             -----------  -----------  -----------  ------------
Net income(loss) before income tax benefit       89,991     (325,482)      70,387      (682,664)
Income tax benefit                               36,231            -       44,035        23,000
                                             -----------  -----------  -----------  ------------
Net income(loss)                             $  126,222   $ (325,482)  $  114,422   $  (659,664)
                                             -----------  -----------  -----------  ------------
Basic net income(loss) per common share      $      .06        ($.11)  $      .05         ($.22)
                                             -----------  -----------  -----------  ------------
Diluted net income(loss) per common share    $      .06        ($.11)  $      .05         ($.22)
                                             -----------  -----------  -----------  ------------
Average common shares outstanding             2,250,000     2,999,458    2,250,000     2,978,112
                                             -----------  -----------  -----------  ------------

           See accompanying notes to consolidated financial statements

                           RAMPART CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 SIX MONTHS
                                                                ENDED JUNE 30,
                                                        --------------------------
                                                            1999          2000
                                                        ------------  ------------
Cash flows from operating activities:
Net income(loss)                                        $   114,422   $  (659,664)

Adjustments to reconcile net income(loss) to net cash
  provided (used) by operating activities:
  Depreciation                                               22,418        76,793
  Accrued interest income                                   (52,500)      (66,565)
  Asset pool costs deducted in net gain on collections      363,065       194,514
  Change in loan loss reserve                                12,225       (41,789)
  Cost of real estate                                       203,104        54,574
  Purchase of asset pools                                   (60,619)       (6,647)
  Other costs capitalized                                    (2,014)     (109,630)
Changes in operating assets and liabilities:
  Other assets                                                1,801       (88,246)
  Accounts payable and accrued expenses                     (63,647)      (56,392)
  Taxes payable                                              (8,500)            -
  Deferred tax liability                                    (87,900)            -
                                                        ------------  ------------
    Net cash provided (used) by operating activities        441,855      (703,052)
                                                        ------------  ------------
Cash flows from investing activities:
  Purchase of commercial real estate                     (1,828,858)   (4,338,498)
  Purchase of investment real estate                       (537,952)       (5,896)
  Proceeds from notes receivable related parties                  -         1,610
  Purchase of notes receivable                                    -    (2,453,125)
  Proceeds from notes receivable                                  -        30,303
  Purchase of treasury stock                                      -      (193,845)
  Purchase of assessment rights                            (850,000)            -
  Proceeds from purchased assessments                             -        17,285
  Purchase of property and equipment                       (250,042)     (196,926)
                                                        ------------  ------------
    Net cash used by investing activities:               (3,466,852)   (7,139,092)
                                                        ------------  ------------
Cash flows from financing activities
  Proceeds from notes payable to related parties          1,400,000             -
  Proceeds from purchased paying assessments                  9,656             -
  Proceeds from notes payable                             2,302,711     6,559,890
  Payments on notes payable                              (1,094,199)   (1,131,090)
                                                        ------------  ------------
    Net cash provided by financing activities             2,618,168     5,428,800
                                                        ------------  ------------
Net decrease in cash                                       (406,829)   (2,413,344)

Cash at beginning of period                                 583,629     2,741,787
                                                        ------------  ------------
Cash at end of period                                   $   176,800   $   328,443
                                                        ------------  ------------

           See accompanying notes to consolidated financial statements

                           RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim financial information
     -------------------------------

          The accompanying unaudited financial statements for periods ended June 30, 1999 and June 30, 2000 have been prepared without audit in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations of interim periods are not necessarily indicative of results to be expected for an entire year. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

      Principles of Consolidation
      -----------------------------

          The consolidated financial statements include the assets of Rampart Capital Corporation and its wholly owned subsidiaries. The Company owns a 51% interest in a partnership that is reported using the full consolidation method. The consolidated financial statements of the Company include 100% of the assets and liabilities of the partnership and the ownership interests of minority participants are recorded as minority interest. All material inter-company balances have been eliminated.

     Commercial real estate
     ------------------------

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

    Other income
    -------------

          Other income is comprised of interest income and miscellaneous revenue. Revenue is recognized as earned.

    Reclassifications
    -----------------

          Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation. These reclassifications have no effect on the 1999 net income or stockholders' equity.

NOTE  2  -     NET  INCOME(LOSS)  PER  COMMON  SHARE

     Net income(loss) per common share has been computed for all periods presented and is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. There are no common stock equivalents resulting from dilutive stock purchase warrants.

NOTE  3-     ACQUISITIONS

     On January 7, 2000 the Company finalized the acquisition of a 51% interest in Greater Houston Gulf Partners, LTD (the "Partnership). The Partnership was formed to acquire, own, and manage a condominium redevelopment project (the "Project"). In connection with the acquisition, the Company made a loan to the Partnership for $1.1 million to provide financing for the acquisition of the Project. The balance of the Project purchase price and developmental funds were provided to the Partnership by a bank loan in the amount of $2.1 million and additional loans of $300,000 by the partners.

                           RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 4  - SEGMENT REPORTING

          The Company operates in four business segments: (i) purchased asset pools, (ii) commercial ventures, (iii) investment real estate, and
          (iv) project financing. The purchased asset pools segment involves the acquisition, management, servicing and realization of income from collections on or sales of portfolios of undervalued financial assets, and in some instances real estate the Company may acquire as part of an asset pool or from foreclosing on the collateral underlying an acquired real estate debt. The commercial ventures segment involves holding foreclosed and acquired improved real estate and operating businesses for appreciation and the production of income. The investment real estate segment involves holding foreclosed and acquired unimproved real estate for future appreciation and acquiring unimproved real estate in conjunction with short-term funding for developers. The project financing segment is comprised of short-term financing of real estate at high yields and real estate notes held by the Company from financing the sale of Company assets. The notes are fully secured with real estate or other collateral. Financial information by reportable operating segment is as follows:

                                         As  of  and  for  the  Six  months  ended  June  30,  2000
                             -----------------------------------------------------------------------------
                              Purchased    Commercial  Investment     Project
                             Asset  Pools   Ventures   Real Estate   Financing  Unallocated     Totals
                             ------------  ----------  -----------  -----------  ----------  -------------
Revenue                        $  432,584  $  923,359   $   27,498   $  124,850  $   20,991   $ 1,529,282
Segment profit                    107,177    (627,638)     (52,852)      62,407    (171,758)     (682,664)
Segment assets                  2,283,830   7,908,174    1,986,749    3,325,490   1,012,358    16,516,601
Depreciation and amortization           -      67,582            -            -       9,211        76,793
Capital expenditures                6,647   4,503,100      115,526    2,453,125      33,325     7,111,723
Interest expense                        -      47,375            -       31,024           -        78,399

                                     As  of  and  for  the  Six  months  ended  June  30,  1999
                             -----------------------------------------------------------------------------
                              Purchased    Commercial  Investment     Project
                             Asset  Pools   Ventures   Real Estate   Financing  Unallocated     Totals
                             ------------  ----------  -----------  -----------  ----------  -------------
Revenue                        $  714,429  $  413,288   $  382,741  $   84,375  $        -    $ 1,594,833
Segment profit                    208,482    (260,758)     102,258      51,205      (30,800)       70,387
Segment assets                  3,236,178   2,797,554    1,435,579   1,427,500      677,784     9,574,595
Depreciation and amortization           -      17,897            -           -        4,521        22,418
Capital expenditures               62,633     528,577      537,952           -           -      1,129,162
Interest expense                   97,130     122,410       26,061      22,015           -        267,616

                           RAMPART CAPITAL CORPORATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION


RESULTS  OF  OPERATIONS

SIX  MONTHS  ENDED  JUNE  30,  2000  COMPARED  TO SIX MONTHS ENDED JUNE 30, 1999

Revenues decreased $65,551 from $1,594,833 during the six months ending June 30, 1999 to $1,529,282 during the first half of 2000. The decrease in revenues consisted of declines in investment real estate revenues ($355,243), and net gain on collections on asset pools ($281,845), offset by growth in commercial ventures revenues of $510,071, project financing revenue of $40,475, and unallocated interest income of $20,991. The decrease in investment real estate revenues was mainly due to the sale of land in 1999 for which there was no corresponding sale during the first half of 2000. The decrease in net gain on collections on asset pools was due to timing of collections in normal business operations. The increase in commercial real estate revenue was primarily due to an increase of $488,141 in the Newport Golf Club and Conference Center ("Newport") operations, an increase of $66,591 in revenues from the Greater Houston Gulf Partner ("GHGP") condominium conversion venture, offset by a ($44,661) decline in rentals primarily at our Dallas retail center.

General and administrative expenses ("G&A") increased $620,241 from $802,659 in the first six months of 1999 to $1,422,900 in the same period of 2000. The significant increase in G&A was due to increases of $349,997 related to Newport, and to increases in SEC compliance costs of $69,168, franchise taxes of $50,108, labor costs of $104,977, and $45,991 in other expenses. The increase in SEC compliance cost was related to our being publicly held in the first half of 2000 and privately held in the same period of 1999. Labor costs increased due to the additional labor needed to comply with the reporting requirements of a public company and general wage increases. The increase in costs at Newport was mainly due to increased tax valuation, increased utilization of the facilities in 2000 as compared to 1999, and an additional two months of operations in 2000. While Newport was acquired in February 1999, the golf course was shut down for renovation from the first week of May 1999 through November 1999. The franchise tax increase was primarily related to the increase in equity from our initial public offering in September 1999.

Cost of real estate sales declined by $148,530 from $203,104 for the six months ending June 30, 1999 to $54,574 for the same period in 2000. The decline consisted of a $203,104 reduction in the cost of investment real estate sales made in 1999, with no corresponding sale in 2000, offset by $54,574 of costs from commercial real estate sold in 2000. The 2000 real estate sale involved a condominium that was part of the GHGP project started in early 2000.

Operating and other costs of $251,067 incurred during the quarter ending June 30, 1999 and $656,073 for the same period in 2000, relate to the direct costs of operations of Newport. Although there has been a significant increase in facility utilization, it has not yet reached breakeven. Management believes the quarterly losses will decrease, with breakeven operations expected in the third or fourth quarter of 2000.

Interest expense decreased from $267,616 in the first quarter of 1999 to $78,399 for the same period in 2000. The decrease in interest expense was primarily due to a reduction in the weighted average corporate debt outstanding resulting from the retirement of the majority of our debt with proceeds from the September 1999 initial public offering. Interest of $157,159, relating to the bank loan secured by a 90-unit condominium redevelopment project started in January 2000, was capitalized as work in progress.

The net loss before income taxes increased $753,051 from net income of $70,387 during the first six months of 1999 to a net loss of ($682,664) for the same period in 2000. The increased loss consists of ($366,880) on commercial ventures, ($155,110) in investment real estate sales, ($101,305) in decreased net gains on collection on asset pools, and ($140,958) of unallocated losses, offset by $11,202 of increased profit from project financing. With allocated corporate overhead, the loss at Newport increased by ($333,922) over 1999, as a result of management's emphasis on re-development and re-marketing programs for the facility. The facility was acquired in February 1999 from a bankruptcy estate and had not been actively marketed in many years. The ($155,110) reduction in earnings from investment real estate was primarily due to sales in 1999 for which there were no recurring sales in 2000. The net loss was offset by an increase in interest income of $20,991 offset by an increase in general and administrative expense of $161,949 primarily from increases in SEC compliance costs and franchise taxes.

Income tax benefit was $44,035 in 1999 compared to $23,000 in 2000. We have available significant net operating loss carryforwards that were primarily generated from the acquisition of certain corporate subsidiaries and assets of MCorp Trusts in June 1997. Due to the availability of net operating loss carryforwards and other net deferred tax assets, we offset our taxable income during 1999 and adjusted its valuation allowance accordingly.

THREE  MONTHS  ENDED  JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues decreased $96,440 from $975,081 during the three months ending June 30, 1999 to $878,641 during the second quarter of 2000. The decrease in revenues consisted of declines in investment real estate revenues ($295,719), net gain on collections on asset pools ($244,252), and interest income of $20,991, offset by growth in commercial ventures revenues of $373,810 and project financing revenue of $48,730. The decrease in investment real estate revenues was mainly due to the sale of land in 1999 for which there was no corresponding sale during the second quarter of 2000. The decrease in net gain on collections on asset pools was due to timing of collections in normal business operations. The increase in commercial real estate revenue was primarily due to an increase of $381,415 in Newport operations, an increase of $60,375 in revenues from the Greater Houston Gulf Partners condominium conversion venture, offset by a ($67,980) decline in rents primarily at our Dallas retail center. The project financing increase is due to new projects ($2.8 million) being financed late in the second quarter.

General and administrative expenses ("G&A") increased $324,727 from $406,740 in the second quarter of 1999 to $731,467 in the same period of 2000. The significant increase in G&A was due to increases of $201,067 related to Newport and to increases in SEC compliance costs of $11,928, franchise taxes of $31,984, labor costs of $70,308, and $9,440 of other expenses. The increase in SEC compliance cost was related to our being publicly held in the second quarter of 2000 and privately held in the same period of 1999. Labor costs increased due to the additional labor needed to comply with the reporting requirements of a public company and general wage increases. The increase in costs at Newport was mainly due to increased tax valuation, increased utilization of the facilities in 2000 as compared to 1999, and an additional two months of operations in 2000. While Newport was acquired in February 1999, the golf course was shut down for renovation from the first week of May 1999 through November 1999. The franchise tax increase was primarily related to the increase in equity as a result of our initial public offering in September 1999.

Cost of real estate sales declined by $111,030 from $165,604 for the three months ending June 30, 1999 to $54,574 for the same period in 2000. The decline consisted of a $165,604 reduction in the cost of investment real estate sales made in 1999, with no corresponding sale in 2000, offset by $54,574 of costs from commercial real estate sold in 2000. The 2000 real estate sale involved a condominium that was part of the GHGP project started in early 2000.

Operating and other costs of $163,839 incurred during the quarter ending June 30, 1999 and $350,874 for the same period in 2000, relate to the direct costs of operations of Newport. During the second quarter, increases in Newport revenue ($381,415) exceeded increases in direct operating and other costs ($187,035) by $194,380. This is the first quarter that incremental revenues have exceeded incremental direct operating costs since the purchase of Newport. Management believes that this second quarter operating performance is the result of the emphasis on re-development and re-marketing of the facility. Although the facility operated at an overall loss after considering facility administrative costs, management believes the quarterly losses will decrease, with breakeven operations expected in the third or fourth quarter of 2000.

Interest expense decreased from $148,907 in the second quarter of 1999 to $67,208 for the same period in 2000. The decrease in interest expense was primarily due to a reduction in the weighted average debt corporate outstanding resulting from the retirement of the majority of our debt with proceeds from the September 1999 initial public offering. Interest of $124,259, relating to the bank loan secured by a 90-unit condominium redevelopment project started in January 2000, was capitalized as work in progress.

The net loss before income taxes increased $415,471 from net income of $89,991 during the second quarter of 1999 to a net loss of $(325,482) for the same period in 2000. The increased loss consists of ($70,336) on commercial ventures, ($159,707) in investment real estate sales, ($140,958) of unallocated losses, and decreased net gain on collections on asset pools of ($55,010), offset by increased profits on project financing of $10,538. The increased loss on commercial ventures was related to Newport. The ($159,707) reduction in earnings from investment real estate was primarily due to sales in 1999 for which there were no recurring sales in 2000.

Income tax benefit was $36,231 in 1999 of which there was no such tax benefit recorded in 2000. We have available significant net operating loss carryforwards which were primarily generated from the acquisition of certain corporate subsidiaries and assets of MCorp Trusts in June 1997. Due to the availability of net operating loss carry forwards and other net deferred tax assets, we offset our taxable income during 1999 and adjusted its valuation allowance accordingly.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash and cash equivalents of $2,741,787 at December 31, 1999 compared to approximately $328,443 at June 30, 2000.

During 2000, we continued to invest a substantial portion of our cash reserves in various projects, most notably was a $1.25 million investment in a 90-unit condominium redevelopment project. This investment represented a loan to a single purpose commercial real estate company, which we control, earning interest at prime rate plus two percent. The minority interest owners guaranteed the loan.

Cash flow from financing activities during the first half of 2000 was $5.4 million, consisting of a third party first mortgage of $2.1 million, secured by the condominium redevelopment project owned by Greater Houston Gulf Partners, Ltd., a 51% majority owned partnership, and draws against our credit facility of $3.3 million. We believe that we have structured the condominium development project so that Rampart is insulated from any direct liability on the $2.1 million first mortgage. If the minority interest owners default, we can foreclose their interest and, at our option, service or pay off the debt. The $3.3 million in draws against our credit facility were used to acquire $2.4 million in high-yield loans secured by real estate projects, $108,000 in investment real estate, $450,000 in improvements at Newport, and to fund the operating losses at Newport.

Due to the capital-intensive nature of our business, we have experienced, and expect to continue to experience substantial working capital needs. We believe that cash flows from operations and future borrowings available under our revolving credit facility will be sufficient to fund our capital expenditures and working capital requirements as they come due.

On April 30, 2000, we renewed our $5,000,000 revolving promissory note to mature on December 31, 2000. This revolving credit facility is secured by notes receivable and real estate in the purchased asset pools, the commercial and investment real estate, the notes receivable from project financing, and equipment. Principal is payable at maturity with interest payable monthly at the bank's prime rate plus 1.0% per annum (9.50% and 10.5% as of December 31, 1999 and June 30, 2000, respectively). During 1999, we repaid the outstanding debt balance of $3,660,000 and accrued interest with proceeds from our initial public offering. Management is negotiating with this bank and other financial institutions to increase the amount of credit facilities available. The Revolving Credit Facility provides for certain financial covenants. As of the filing date of this quarterly report, we are in compliance with these covenants.

STOCK  REPURCHASES

On January 11, 2000, the Board of Directors approved a stock repurchase plan under Rule 10b-18 promulgated under the Securities Exchange Act of 1934, for the purchase of up to $2.0 million worth of our outstanding common stock in open market transactions. Acquired shares will be held as treasury stock, and will be available for future acquisitions and financing or for awards granted under our 1998 Stock Compensation Plan. As of June 30, 2000, we had acquired 66,827 shares at a total cost of $193,845 or $2.90 per share. We intend to continue repurchasing shares subject to SEC restrictions and the American Stock Exchange continued listing requirements.

On July 10, 2000, in a privately negotiated transaction, the Company purchased 65,798 shares of it's common stock from the underwriter used by the Company in it's initial public offering, at a purchase price of $2.50 per share.

FORWARD  LOOKING  STATEMENTS

This quarterly report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding our business strategy, plans, objectives, expectations, intent, and beliefs of management for future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include (1) tightening of the credit markets, (2) volatility in the real estate markets and interest rates,
(3) emerging competition, (4) changes in regulations in the industries we serve, and (5) general economic declines, particularly within the regions in which we operate. Forward-looking statements are not guarantees of future performance and actual results, as developments and business decisions may differ from those contemplated by such forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

At the Annual Meeting of Shareholders held May 24, 2000, the shareholders elected the five persons nominated for election to the Company's Board of Directors and ratified the selection of Pannell Kerr Forster of Texas, P.C. as our independent public auditors. The results of the election were as follows:

1.     Election  of  Directors

                          Number of Shares Voted
                       -----------------------------
Name and Nominee       For        Against  Abstained
---------------------  ---------  -------  ---------
Charles W. Janke       2,849,759   15,200          0
J. H. (Jim) Carpenter  2,849,759   15,200          0
James W. Christian     2,849,759   15,200          0
James J. Janke         2,849,759   15,200          0
Robert A. Shuey, III   2,849,759   15,200          0



2.     Ratification  of  Independent  Auditors

                          Number of Shares Voted
                       -----------------------------
Name and Nominee       For        Against  Abstained
---------------------  ---------  -------  ---------
Pannell Kerr Forster   2,862,309     600      2050
of Texas, P.C.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits - See "Index of Exhibits" below which lists the documents filed as exhibits herewith.
(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rampart  Capital  Corporation

By:  /s/  C.  W.  JANKE                                     August  12,  2000
          C.  W.  Janke
          Chairman  of  the  Board
          Chief  Executive  Officer
          (Principal  Executive  Officer)

By:  /s/  J.  H.  CARPENTER                                 August  12,  2000
          J.  H.  Carpenter
          President
          Chief  Operating  Officer

By:  /s/  CHARLES  F.  PRESLEY                              August  12,  2000
          Charles  F.  Presley
          Vice-President
          Chief  Financial  Officer
          Treasurer
          (Principal  Financial  Officer)

                                               RAMPART CAPITAL CORPORATION
                                                 EXHIBITS TO FORM 10-QSB
                                           FOR THE QUARTER ENDED JUNE 30, 2000

                                                   INDEX OF EXHIBITS


                                                         EXHIBIT

NO.    DESCRIPTION
-----  ----------------------------------------------------------------------------------------------------------------------
3.1     Restated Articles of Incorporation (Exhibit 3.1 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089)
        and incorporated herein by reference.)
3.2     Bylaws (Exhibit 3.2 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference.)
4.1     Form of Warrant Agreement Between Rampart and American Stock Transfer and Trust Company (Exhibit 4.1 to Rampart's
        Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
*27.1   Financial Data Schedule.

---------------------------------------
*   Filed  herewith.