Form 10QSB
period 2000-09-30
RAMPART CAPITAL CORP
filed 2000-11-14
CIK 1074681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM - 10QSB


[ x ] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  September  30,  2000

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934

For  the  transition  from  ___________  to  _________

                        Commission File Number:  1-15277


                           Rampart Capital Corporation
             (Exact Name of Registrant as specified in its charter)


          TEXAS                         6159                    76-0427502
     (State or other        (Primary Standard Industrial     (I.R.S. Employer
     jurisdiction of         Classification Code Number)  Identification Number)
     incorporation or
      organization)


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

     As of November 6, 2000, the number of shares outstanding of the registrant's only class of common stock was 2,905,143.

Transitional  Small  Business  Disclosure  Format  (check  one):

     Yes   [   ]
     No    [ x ]

                                    INDEX


PART  I.  FINANCIAL  INFORMATION
Item 1. Unaudited Consolidated Financial Statements. . . . . . . . .  Page No.
     Consolidated Balance Sheets at December 31, 1999 (Audited)
      and September 30, 2000 (Unaudited) . . . . . . . . . . . . . .         2
     Unaudited Consolidated Statement of Operations for the Three
      Months and Nine Months ended September 30, 1999 and 2000 . . .         3
     Unaudited Consolidated Statement of Cash Flows for the Nine
      Months ended September 30, 1999 and 2000 . . . . . . . . . . .         4
     Notes to the Unaudited Consolidated Financial Statements. . . .         5

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition . . . . . . . . . . . . .         7

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .        10
     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .        11

                            RAMPART  CAPITAL  CORPORATION

                             CONSOLIDATED BALANCE SHEETS


                                             DECEMBER 31, 1999    SEPTEMBER 30, 2000
                                                 (AUDITED)           (UNAUDITED)
                                            -------------------  --------------------
                                        ASSETS
Cash                                        $         2,741,787  $           239,687
Purchased asset pools, net                            2,447,194            2,214,109
Commercial ventures, net                              3,657,423            8,263,643
Investment real estate                                1,405,889            2,235,840
Notes receivable from related parties                   460,754              481,506
Notes receivable other                                  850,000            3,417,116
Property and equipment, net                             371,493              508,204
Other assets                                             63,162              159,633
                                            -------------------  --------------------
     Total assets                           $        11,997,702  $        17,519,738
                                            -------------------  --------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                               $           580,173  $         7,390,590
Accounts payable and accrued expenses                   481,563              407,449
Deferred tax liability                                  279,000              279,000
                                            -------------------  --------------------
     Total liabilities                                1,340,736            8,077,039
                                            -------------------  --------------------

Commitments and contingencies

Stockholders' equity
Common stock ($.01 par value; 10,000,000
shares authorized; 3,050,000 and 2,905,143
 shares issued and outstanding at December
 31, 1999 and September 30, 2000,
 respectively                                            30,500               30,500
Paid-in-capital                                       6,194,255            6,194,255
Treasury stock, 144,857 shares, at cost                       -             (378,499)
Retained earnings                                     4,432,211            3,596,443
                                            -------------------  --------------------
     Total stockholders' equity                      10,656,966            9,442,699
                                            -------------------  --------------------
Total liabilities and stockholders' equity  $        11,997,702  $        17,519,738
                                            -------------------  --------------------

         See accompanying notes to consolidated financial statements

                                  RAMPART CAPITAL CORPORATION

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (UNAUDITED)


                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                              ------------------------  --------------------------
                                                  1999        2000          1999          2000
                                              -----------  -----------  ------------  ------------
Net gain on collections on asset pools        $  573,405   $  205,650   $ 1,287,834   $   638,234
Investment real estate income                  1,053,646       13,200     1,436,387        40,698
Commercial ventures income                       277,105      733,293       690,393     1,656,652
Interest and other income                         36,166      145,828       120,541       291,668
                                              -----------  -----------  ------------  ------------
Total revenue                                  1,940,322    1,097,971     3,535,155     2,627,252

Costs of real estate sales                      (257,621)    (166,974)     (460,724)     (221,548)
Operating and other costs                        (24,015)    (336,613)     (275,082)     (992,686)
General and administrative expenses             (614,883)    (662,554)   (1,417,542)   (2,085,453)
Interest expense                                (130,285)    (107,933)     (397,901)     (186,333)
                                              -----------  -----------  ------------  ------------
Net income (loss) before income tax benefit      913,518     (176,103)      983,906      (858,768)
Income tax benefit                               119,088            -       163,123        23,000
                                              -----------  -----------  ------------  ------------
Net income (loss)                             $1,032,606   $ (176,103)  $ 1,147,029   $  (835,768)
                                              -----------  -----------  ------------  ------------
Basic net income (loss) per common share      $      .44        ($.06)  $       .50         ($.28)
                                              -----------  -----------  ------------  ------------
Diluted net income (loss) per common share    $      .44        ($.06)  $       .50         ($.28)
                                              -----------  -----------  ------------  ------------
Average common shares outstanding              2,328,261    2,916,550     2,276,471     2,986,137
                                              -----------  -----------  ------------  ------------

         See accompanying notes to consolidated financial statements

                              RAMPART CAPITAL CORPORATION

                       CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                     (UNAUDITED)


                                                                 NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                         ----------------------------
                                                               1999           2000
                                                         --------------  ------------
Cash flows from operating activities:
Net income (loss)                                        $   1,147,029   $  (835,768)

Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Depreciation                                                  40,602       121,898
  Accrued interest income                                      (13,125)     (183,248)
  Asset pool costs deducted in net gain on collections         545,383       278,276
  Change in loan loss reserve                                  (22,489)      (53,337)
  Cost of real estate                                          460,722       221,548
  Purchase of asset pools                                      (36,734)       (6,608)
  Other costs capitalized                                            -      (124,668)
Changes in operating assets and liabilities:
  Other assets                                                 375,143       (96,471)
  Accounts payable and accrued expenses                        100,811       (74,114)
  Taxes payable                                                (12,624)            -
  Deferred tax liability                                      (159,000)            -
                                                         --------------  ------------
    Net cash provided (used) by operating activities         2,425,718      (752,492)
                                                         --------------  ------------
Cash flows from investing activities:
  Purchase of commercial real estate                        (2,589,469)   (5,346,334)
  Purchase of investment real estate                          (620,820)     (239,950)
  Proceeds from notes receivable related parties               (26,690)        2,519
  Purchase of notes receivable                                       -    (2,453,124)
  Proceeds from notes receivable                                     -        45,985
  Purchase of treasury stock                                         -      (378,499)
  Purchase of assessment rights                               (850,000)            -
  Proceeds from purchased assessments                           12,695        14,754
  Purchase of property and equipment                          (256,808)     (205,376)
                                                         --------------  ------------
    Net cash used by investing activities                   (4,331,092)   (8,560,025)
                                                         --------------  ------------

Cash flows from financing activities:
  Proceeds from notes payable to related parties             1,400,000             -
  Payments on notes payable to related parties              (1,400,000)            -
  Proceeds from notes payables                               2,949,068     7,941,507
  Payments on notes payables                                (6,038,838)   (1,131,090)
  Proceeds from the sale of common stock                     6,202,255             -
  Proceeds from receivables from related parties                97,500             -
                                                         --------------  ------------
    Net cash provided by financing activities                3,209,985     6,810,417
                                                         --------------  ------------

Net increase/(decrease) in cash                              1,304,611    (2,502,100)

Cash at beginning of period                                    583,629     2,741,787
                                                         --------------  ------------
Cash at end of period                                    $   1,888,240   $   239,687
                                                         --------------  ------------

         See accompanying notes to consolidated financial statements

                           RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER  30, 2000

                                   (UNAUDITED)

NOTE  1 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          Interim  financial  information
          -------------------------------

The accompanying unaudited financial statements for periods ended September 30, 1999 and September 30, 2000 have been prepared without audit in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations of interim periods are not necessarily indicative of results to be expected for an entire year. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

NOTE 2 -  NET  INCOME  (LOSS)  PER  COMMON  SHARE

Net income (loss) per common share has been computed for all periods presented and is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. There are no common stock equivalents resulting from dilutive stock purchase warrants.

NOTE  3 - ACQUISITIONS

On January 7, 2000 the Company finalized the acquisition of a 51% interest in Greater Houston Gulf Partners, LTD (the "Partnership). The Partnership was formed to acquire, own, redevelop and sell condominiums (the "Project"). In connection with the acquisition, the Company made a loan to the Partnership for $1.1 million to provide financing for the acquisition of the Project. The balance of the Project purchase price and developmental funds were provided to the Partnership by a bank loan in the amount of $2.8 million and additional loans of $700,000 by the partners.

                           RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER  30, 2000

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

                                        As  of  and  for  the  nine  months  ended  September  30,  2000
                               ----------------------------------------------------------------------------------
                                Purchased     Commercial    Investment     Project
                               Asset Pools     Ventures     Real Estate   Financing    Unallocated      Totals
                               ------------  ------------  -------------  ----------  -------------  ------------
Revenue                        $    638,234  $ 1,656,652   $     40,698   $  247,988  $     43,680   $ 2,627,252
Segment profit                      298,301     (922,007)      (138,445)      80,577      (177,194)     (858,768)
Segment assets                    2,214,109    7,783,690      2,235,840    3,417,116     1,868,983    17,519,738
Depreciation and amortization             -      108,597              -            -        13,301       121,898
Capital expenditures                  6,647    5,288,723        364,617    2,453,125        33,325     8,146,437
Interest expense                          -       39,814         19,279      104,114        23,126       186,333


                                        As  of  and  for  the  nine  months  ended  September  30,  1999
                               ----------------------------------------------------------------------------------
                                Purchased     Commercial    Investment    Project
                               Asset Pools     Ventures    Real Estate   Financing    Unallocated     Totals
                               ------------  ------------  ------------  ----------  -------------  -----------
Revenue                        $  1,287,834  $   690,393   $  1,436,387  $  116,625  $      3,916   $ 3,535,155
Segment profit                      558,351     (330,111)       818,826      58,727      (121,887)      983,906
Segment assets                    3,086,326    3,552,339      1,260,830   1,290,625     2,010,289    11,200,409
Depreciation and amortization             -       23,930              -           -        16,672        40,602
Capital expenditures                 63,424    2,836,239        620,820     850,000             -     4,370,483
Interest expense                    125,521      193,494         51,962      26,924             -       397,901

NOTE  5 - SUBSEQUENT  EVENTS

On October 13, 2000 pursuant the Company's 1998 Stock Compensation Plan, the Board of Directors granted to employees and directors options to purchase 372,000 shares of the Company's common stock for $3.50 per share.

                           RAMPART CAPITAL CORPORATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION


RESULTS  OF  OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues decreased ($907,903) from $3,535,155 during the nine months ending September 30, 1999 to $2,627,252 for the same period in 2000. The decrease in revenues consisted of declines in investment real estate revenues ($1,395,689), and net gain on collections on asset pools ($649,600), offset by growth in commercial ventures revenues of $966,259, project financing revenue of $131,363, and unallocated interest and other income of $39,764. The decrease in investment real estate revenues was mainly due to the sale of land in 1999 for which there was no corresponding sale during 2000. The decrease in net gain on collections on asset pools was due to timing of collections in normal business operations as well as a declining pool of assets. The increase in commercial real estate revenue was primarily due to an increase of $794,526 in the Newport Golf Club and Conference Center ("Newport") operations, an increase of $242,427 in revenues from the Greater Houston Gulf Partner ("GHGP") condominium conversion venture, offset by a ($70,694) decline in rentals, primarily at our Dallas retail center.

General and administrative expenses ("G&A") increased $667,911 from $1,417,542 in the first nine months of 1999 to $2,085,453 in the same period of 2000. The escalation in G&A was due to increases (1) in SEC compliance costs of $50,249,
(2) in labor costs of $245,858, (3) in property taxes of $101,651, and (4) relating to Newport of $273,042, which were partially offset by a reduction of $2,889 in other expenses. The increase in SEC compliance cost was related to our being publicly held in the first three quarters of 2000 and privately held through September 21, 1999. Labor costs increased due to the additional labor needed to comply with the reporting requirements of a public company and general wage increases. The property tax increase was due to valuation increases on investment real estate and the Golf Club and Conference Center. The increase in costs at Newport was mainly due to increased depreciation, increased utilization of the facilities in 2000 as compared to 1999, and an additional six months of operations in 2000. While Newport was acquired in February 1999, the golf course was shut down for renovation from the first week of May 1999 through November 1999.

Cost of real estate sales declined by ($239,176) from $460,724 for the nine months ending September 30, 1999 to $221,548 for the same period in 2000. The decline consisted of a ($460,724) reduction in the cost of investment real estate sales made in 1999, with no corresponding sale in 2000, offset by $221,548 of costs from commercial real estate sold in 2000. The 2000 real estate sale involved condominiums that were part of the GHGP project started in early 2000.

Operating and other costs of $275,082 incurred during the nine months ending September 30, 1999 and $992,686 for the same period in 2000, primarily relate to the direct costs of operations of Newport. Although there has been a significant increase in facility utilization, it has not yet reached breakeven. Direct operating losses at Newport during the third quarter of 2000 were ($117,635) as compared to average quarterly direct operating losses of ($269,040) for the first two quarters of 2000. Management anticipates near breakeven operations at Newport for 2001.

Interest expense decreased from $397,901 for the nine months ended September 30, 1999 to $186,333 for the same period in 2000. The decrease in interest expense was primarily due to a reduction in the weighted average corporate debt outstanding resulting from the retirement of the majority of our debt with proceeds from the September 1999 initial public offering. Interest of $252,751, relating to the bank loan and loans from partners secured by a 90-unit condominium redevelopment project started in January 2000, was capitalized as work in progress.

The net income (loss) before income taxes went from net income of $983,906 during the first nine months of 1999 to a net loss of ($858,768) for the same period in 2000. The change in earnings before income taxes consisted of increased losses of ($591,896) on commercial ventures and ($55,307) in unallocated losses, reduced earnings of ($957,271) in investment real estate , ($260,050) on net gains on collection on asset pools, offset by $21,850 of increased earnings from project financing. With allocated corporate overhead, the loss at Newport increased by ($527,000) over 1999, as a result of management's emphasis on re-development and re-marketing programs for the facility. The facility was acquired in February 1999 from a bankruptcy estate and had not been actively marketed in many years. The ($957,271) reduction in earnings from investment real estate was primarily due to sales in 1999 for which there were no recurring sales in 2000. The ($55,307) increase in unallocated losses consisted of an increase in unallocated general and administrative expense of $95,072 primarily from increases in SEC compliance costs offset by an increase in unallocated interest and other income of $39,765.

Income tax benefit was $163,123 in 1999 compared to $23,000 in 2000. We have available significant net operating loss carryforwards that were primarily generated from the acquisition of certain corporate subsidiaries and assets of MCorp Trusts in September 1997. Due to the availability of net operating loss carryforwards and other net deferred tax assets, we offset our taxable income during 1999 and adjusted its valuation allowance accordingly.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues decreased ($842,350) from $1,940,321 during the three months ending September 30, 1999 to $1,097,971 during the third quarter of 2000. The decrease in revenues consisted of declines in investment real estate revenues ($1,040,446), net gain on collections on asset pools ($367,755), offset by growth in commercial ventures revenues of $456,188, project financing revenue of $90,889, and interest and other income of $18,773. The decrease in investment real estate revenues was mainly due to the sale of land in 1999 for which there was no corresponding sale during the third quarter of 2000. The decrease in net gain on collections on asset pools was due to a decreasing portfolio of asset pools and to timing of collections in normal business operations. The increase in commercial real estate revenue was primarily due to an increase of $306,384 in Newport operations, an increase of $175,836 in revenues from the Greater Houston Gulf Partners condominium conversion venture, offset by a ($26,032) decline in rents. The project financing increase was from new projects ($2.5 million) being financed late in the second quarter.

General and administrative expenses ("G&A") increased $47,671 from $614,883 in the third quarter of 1999 to $662,554 in the same period of 2000. The increase in G&A was primarily due to labor costs of $58,004 incurred to comply with our public company reporting requirements and general wage increases.

Cost of real estate sales declined ($90,647) from $257,621 for the three months ending September 30, 1999 to $166,974 for the same period in 2000. The decline consisted of a ($257,621) reduction in the cost of investment real estate sales made in 1999, with no corresponding sale in 2000, offset by $166,974 of costs from commercial real estate sold in 2000. The 2000 real estate sale involved condominiums that were part of the GHGP project started in early 2000.

Operating and other costs of $24,015 incurred during the quarter ending September 30, 1999 and $336,613 incurred for the same period in 2000, primarily relate to the direct costs of operations of Newport.

Interest expense decreased from $130,285 in the third quarter of 1999 to $107,933 for the same period in 2000. The decrease in interest expense was primarily due to a reduction in the weighted average debt corporate outstanding resulting from the retirement of the majority of our debt with proceeds from the September 1999 initial public offering. Interest of $128,589, relating to the bank loan and loans by partners secured by a 90-unit condominium redevelopment project started in January 2000, was capitalized as work in progress.

The net income (loss) before income taxes went from net income of $913,518 during the third quarter of 1999 to a net loss of ($176,103) for the same period in 2000. The change in earnings before income taxes consisted of increased losses of ($247,547) on commercial ventures, reduced earnings of ($808,770) in investment real estate sales and net gain on collections on asset pools of ($167,960), offset by increased earnings on project financing of $58,023 and decreased unallocated losses of $76,633. The increased loss on commercial ventures was primarily related to Newport. The reduction in earnings from investment real estate was primarily due to sales in 1999 for which there were no recurring sales in 2000. Decreased net gains on collections on asset pools were related to a decrease in pooled assets as collections are occurring faster than new product can be economically acquired.

Income tax benefit was $119,088 in 1999 with no corresponding tax benefit recorded in 2000. We have available significant net operating loss carryforwards which were primarily generated from the acquisition of certain corporate subsidiaries and assets of MCorp Trusts in September 1997. Due to the availability of net operating loss carry forwards and other net deferred tax assets, we offset our taxable income during 1999 and adjusted its valuation allowance accordingly.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash and cash equivalents of $2,741,787 at December 31, 1999 compared to approximately $239,687 at September 30, 2000.

During 2000, we continued to invest a substantial portion of our cash reserves in various projects, most notably was a $1.5 million investment in a 90-unit condominium redevelopment project. This investment represented loans to a single purpose commercial real estate company, which we control, earning interest at prime rate plus two percent on the first $1.1 million and 18% on the funds advanced in excess of $1.1 million. The minority interest owners guaranteed the loans.

Additionally, we invested $521,900 for renovation at Newport, which is materially completed.

Cash flow from financing activities during the three quarters ending September 30, 2000 was $6.8 million, consisting of a third party first mortgage of $2.8 million and a loan from a minority interest partner for $400,000, secured by the condominium redevelopment project owned by Greater Houston Gulf Partners, Ltd., a 51% majority owned partnership, and net draws against our credit facility of $3.6 million. We believe that we have structured the condominium development project so that Rampart is insulated from any direct liability on the $2.8 million first mortgage and the loan from the minority interest partner. If the minority interest owners' default, we can foreclose their interest and, at our option, service or pay off the debt. The $3.6 million in draws against our credit facility were used to (1) acquire $2.5 million in high-yield loans secured by real estate projects, (2) $236,000 in investment real estate, (3) $431,000 of the improvements at Newport, (4) $150,000 advanced for condominium conversion, (5) funding the purchase of $283,000 of treasury stock, and (6)
$57,000  of  operating  losses  at  Newport.

Due to the capital-intensive nature of our business, we have experienced, and expect to continue to experience substantial working capital needs. We believe that cash flows from operations and future borrowings available under our revolving credit facility will be sufficient to fund our capital expenditures and working capital requirements as they come due.

On April 30, 2000, we renewed our $5,000,000 revolving promissory note to mature on December 31, 2000. This revolving credit facility is secured by notes receivable and real estate in the purchased asset pools, the commercial and investment real estate, the notes receivable from project financing, and equipment. Principal is payable at maturity with interest payable monthly at the bank's prime rate plus 1.0% per annum (9.5% and 10.5% as of December 31, 1999 and September 30, 2000, respectively). During 1999, we repaid the outstanding debt balance of $3,660,000 and accrued interest with proceeds from our initial public offering. Management is negotiating with this bank and other financial institutions to increase the amount of credit facilities available. The Revolving Credit Facility provides for certain financial covenants. As of the filing date of this quarterly report, we are in compliance with these covenants.

STOCK  REPURCHASES

On January 11, 2000, the Board of Directors approved a stock repurchase plan under Rule 10b-18 promulgated under the Securities Exchange Act of 1934, for the purchase of up to $2.0 million worth of our outstanding common stock in open market transactions. Acquired shares will be held as treasury stock, and will be available for future acquisitions and financing or for awards granted under our 1998 Stock Compensation Plan. As of September 30, 2000, we had acquired 144,857 shares at a total cost of $378,499 or $2.60 per share of which 78,030 shares at a total cost of $184,645 or $2.37 per share were purchased during the third quarter. We intend to continue repurchasing shares subject to SEC restrictions and the American Stock Exchange continued listing requirements.

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

                           PART II. OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits - See "Index of Exhibits" below which lists the documents filed as exhibits herewith.
(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rampart  Capital  Corporation

By:  /s/  C.  W.  JANKE                                  November  10,  2000
     -------------------------------                     -------------------
     C.  W.  Janke
     Chairman  of  the  Board
     Chief  Executive  Officer
     (Principal  Executive  Officer)

By:  /s/  J.  H.  CARPENTER                              November  10,  2000
     -------------------------------                     -------------------
     J.  H.  Carpenter
     President
     Chief  Operating  Officer

By:  /s/  CHARLES  F.  PRESLEY                           November  10,  2000
     -------------------------------                     -------------------
     Charles  F.  Presley
     Vice-President
     Chief  Financial  Officer
     Treasurer
     (Principal  Financial  Officer)

                           RAMPART CAPITAL CORPORATION
                             EXHIBITS TO FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               INDEX OF EXHIBITS

EXHIBIT
  NO.                                            DESCRIPTION
-------  ---------------------------------------------------------------------------------------------------------
         Restated Articles of Incorporation (Exhibit 3.1 to Rampart's Registration Statement on
  3.1    Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
         Bylaws (Exhibit 3.2 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089)
  3.2    and incorporated herein by reference).
         Form of Warrant Agreement Between Rampart and American Stock Transfer and Trust Company (Exhibit 4.1 to
  4.1    Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
*27.1    Financial Data Schedule.

--------------------
*   Filed  herewith.