Form 10KSB
period 2000-12-31
RAMPART CAPITAL CORP
filed 2001-03-22
CIK 1074681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM - 10KSB
(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2000.

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934

          For the transition from ___________ to __________

                        Commission File Number:  1-15277

                           Rampart Capital Corporation
                 (Name of Small Business Issuer in Its Charter)
            TEXAS                                                76-0427502
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation  or organization)                          Identification Number)


  700 LOUISIANA, SUITE 2510, HOUSTON, TEXAS                        77002
   (Address of Principal Executive Offices)                      (Zip Code)

                                  713-223-4610
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
Common Stock, $.01 Par Value                        American Stock Exchange
Redeemable Common Stock Purchase Warrants           American Stock Exchange

      Securities registered under Section 12(g) of the Exchange Act:   None

     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has been subject to such filing requirements for the past 90 days.
Yes  [ x ]  No  [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The issuer's revenues for its  most recent fiscal year were $3,804,476.

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer on February 7, 2001, was approximately $1,091,133 (based upon the last sales price of $1.70 per share as reported on the American Stock Exchange on such date). For purposes of this calculation, all executive officers, directors and 5% beneficial owners of the issuer were deemed affiliates. Such determination should not be deemed an admission by such officers, directors and beneficial owners that they are, in fact, affiliates of the issuer.

     The number of shares of the issuer's common stock, $.01 par value, outstanding as of February 13, 2001, was 2,905,143.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [x]

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE
     The issuer's Definitive Proxy Statement pertaining to its 2001 Annual Meeting of Shareholders is incorporated herein by reference into Part III of this report.

                           RAMPART CAPITAL CORPORATION
                        For Year Ended December 31, 2000

                                TABLE OF CONTENTS
                                   FORM 10-KSB

                                     PART I
ITEM                                                                        PAGE

1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

2.     Description  of  Property. . . . . . . . . . . . . . . . . . . . . . . 6

3.     Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .8

4.     Submission  of  Matters  to  a  Vote  of  Security  Holders. . . . . . 8

                                     PART II

5.     Market  for  Common  Equity  and  Related  Stockholder  Matters . . . .9

6.     Management's  Discussion  and  Analysis  or  Plan  of  Operations . . .9

7.     Financial  Statements. . . . . . . . . . . . . . . . . . . . . . . . . 11

8.     Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . .  11

                                    PART III

9.     Directors,  Executive Officers, Promoters and Control Persons;
       Compliance with  Section  16(a) of  the  Exchange  Act. . . . . . . . .11

10.    Executive  Compensation. . . . . . . . . . . . . . . . . . . . . . . . 11

11.    Security  Ownership  of Certain Beneficial Owners and Management . . . 11

12.    Certain  Relationships  and  Related  Transactions. . . . . . . . . . .12

                                     PART IV

13.    Exhibits,  List  and  Reports  on  Form  8-K. . . . . . . . . . . . . .12

14.    Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                                     PART I
ITEM 1.     BUSINESS

Organization,  Operations  &  Strategy
======================================

We are a specialty financial services company that was incorporated in Texas in 1994 and commenced operations that same year. Our office is located at 700 Louisiana, Suite 2510, Houston, Texas 77002. Our primary business activities are:

     - acquiring undervalued financial assets, primarily in the form of discounted commercial debt portfolios and real estate;
     -    managing  and  servicing  our  purchased  asset  portfolios;
     - managing directly or through independent management companies owned commercial real estate and related ventures;
     -    collecting  debt  and  selling  real  estate  for  profit;  and
     -    providing  short-term  funding  for  real  estate  projects.


Industry  &  Competition;  History  of  Operations
==================================================

Our industry, commonly referred to as the distressed asset business, started approximately ten years ago when the FDIC and the Resolution Trust Corporation ("RTC") began liquidating large portfolios of notes and real estate acquired from failed banks and savings institutions. Initially, there were few participants in the business. The two principal officers of Rampart were active participants at the start-up of the industry and were involved in acquisitions of assets with face values in excess of $400 million while associated with another company. As the industry matured, more knowledgeable and sophisticated investors entered the business. Numerous investment companies and partnerships were established to buy distressed assets. Additionally, banks and other financial institutions have been active purchasers of discounted assets in recent years. Since 1994, according to the FDIC's database, over 300 separate entities have purchased debt and/or real estate portfolios from the FDIC.

We began acquiring distressed debt portfolios and other assets from the FDIC and RTC in 1994, primarily on a competitive bid basis. In 1995, we began acquiring assets from healthy financial institutions, banks, and insurance companies interested in eliminating non-performing assets from their portfolios. We made these acquisitions on both a competitive bid and negotiated purchase basis. In 1996, we began to negotiate purchases of assets, primarily debt and real estate, from bankruptcy estates and liquidating trusts.

In July 1997, we consummated the MCorp acquisition with a net cash outlay of $881,134 in which we acquired (i) paying loans with principal balances of $2.4 million, (ii) claims with unknown status with legal balances of approximately $34.0 million, and (iii) foreclosed real estate with a tax assessed value of approximately $189,000. The subsidiaries acquired in the MCorp transaction had approximately $55.8 million in net operating losses, or NOLs and built-in-losses, which we believe can be used to offset future taxable income generated by the acquired corporate entities, subject to certain potential limitations.

On February 1, 1999, we acquired for approximately $2.96 million all the real estate, receivables, and other assets of the bankruptcy liquidation estate of Newport Partners, free and clear of all liens, claims and encumbrances. The assets included developed and undeveloped real estate, an 18-hole public play golf course, nine partially developed expansion holes, a clubhouse, conference center, furniture, fixtures, inventory, equipment, approximately $3.2 million in delinquent property assessments, and property assessment rights. Simultaneously, we sold the property assessment rights and approximately 88 acres of recreational reserves to the New Property Owners' Association of Newport for an $850,000 ten-year note and other consideration. The note required payment of interest only for the first year and monthly installments of principal and interest at 10% per annum for the following nine years.

Purchased  Asset  Pools
=======================

One of our major business segments is the acquisition of non-performing financial asset pools, primarily commercial loans and other commercial obligations. We purchase these pools at substantial discounts from their legal balances by competitive bids and negotiated purchases. Sources of discounted financial asset pools are:

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

Commercial  Real  Estate
========================

A portion of our business is managing real estate and other assets acquired through foreclosure on non-performing debt and real estate purchased below our assessment of market values. We sell the majority of the real estate and other assets in an orderly manner in the marketplace. However, we believe some of our real estate properties have significant potential for operating income or increased market value. We hold and manage these properties for income generation and future liquidation at optimum price levels. We believe that the ultimate sale of these properties will generate significant future earnings. Only two of our commercial assets had a cost basis greater than ten percent of our total assets at December 31, 2000. The Newport Golf Club and Conference Center with total costs of $3.12 million and a condominium redevelopment project with total costs of $4.49 million represented 17.7% and 25.5% of our year-end total assets, respectively.

Our business also includes short-term funding for selected real estate projects. Our typical funding situation requires that:

Investment  Real  Estate

     - the developer identifies and brings to us a potential real estate project;
     -    we  purchase  100%  fee  ownership  in  the  real  estate;
     -    we assign the developer a net profit interest in the real estate until
          (i) the sale to a third party, (ii) the default date, or (iii) the developer purchases the real estate as compensation for identifying and managing the project;
     - the developer purchases the real estate from us or arranges for sales to third parties, subject to our approval; and
     - the developer's net profit interest decreases based on a negotiated timetable and will be forfeited on a default date.

In 1998, we acquired two raw land projects at a cost of $1,100,731. These projects had net profits interests with developers. We capitalized approximately $70,000 of improvements on these properties and sold a portion of the projects for development, leaving approximately $780,000 of investment real estate at December 31, 2000. The net profits interest for both developers has expired. The remainder of our investment real estate is predominantly located in the Newport subdivision.

Short-term  Bridge  Financing  Secured  by  Real  Estate
========================================================

A growing portion of our business is providing first lien bridge (mezzanine) financing secured by hard to finance real estate. We originate loans with a loan to value collateral coverage of 50% to 70% and principal balances between $1 and $5 million. The loans are for one to two years with 10 to 20 year amortization for payments. Yields range from 12%, with a 10 point origination fee, to 25% with minimal points. Most loans are personally guaranteed. During 2000, we originated a loan in the amount of approximately $2.29 million, which represented 13% of our assets at December 31, 2000.

Environmental  Issues
=====================

Although we do not intend to acquire real estate with environmental problems, we may find that some real estate acquired through foreclosure, direct purchase, or real estate collateralized by loans, may have the risk of environmental problems. Prior to foreclosing on or purchasing any specific property and obtaining title thereto, we evaluate that property in an effort to determine whether any significant environmental problems exist. Some of our acquired real estate have had remedial environmental problems, consisting primarily of underground storage tanks and asbestos. When we identify environmental issues, we notify the appropriate state agency and engage a certified environmental consultant/contractor to evaluate and remedy the problem. Once the problems are remedied and the proper certifications are obtained from the agencies, we sell or manage the properties. We have never suffered a loss on a property that had environmental issues. In the past, remedial costs have not been significant and we attempt to recover all environmental costs in our selling price.

Employees
=========

We have a permanent staff of eight full-time employees comprised of three executive officers, an administrative officer, three professional staff, and two clerical employees. We also utilize one part-time clerical employee. In October 2000, we took over management of our golf course and conference center where we utilize 57 employees comprised of three managers, 21 full-time and 33 part-time employees. Experienced independent management companies are utilized to manage our other commercial properties. We have also established a network of contract due diligence professionals and field support personnel to perform fieldwork and supplement our permanent staff when needed. We believe our relationships with employees are generally good.

Forward-Looking  Statements
===========================

This annual report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding our business strategy, plans, objectives, expectations, intent, and beliefs of management for future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties. These risks and uncertainties include (1) tightening of credit markets, (2) volatility in the real estate markets and interest rates, (3) emerging competition, (4) changes in regulations in the industries we serve and (5) changes in general economic conditions, particularly within the regions in which we operate. Important factors that could cause actual results to differ materially from our expectations are discussed under the captions "Item 1. Business," "Item 2. Description of Property," and "Item 6. Management's Discussion and Analysis or Plan of Operations." Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements.

ITEM  2.     DESCRIPTION  OF  PROPERTY

Office  Facilities
==================

Our corporate offices are located in the Bank of America building (previously the NationsBank building), 700 Louisiana, Suite 2510, Houston, Texas, 77002. We have about 2,000 square feet of office space. Of this space, a major law firm provides us with about 1,200 square feet. We also have use of the law firm's meeting rooms, law library, reception facilities, and other facilities within the firm on an as-needed basis. We estimate the fair market value of the provided rental space and facilities to be approximately $1,400 per month. We have not recognized the value of these facilities as either income or expense. The law firm performs approximately 60% of our legal work and, as an accommodation, provides the space and facilities without charge. We lease, for approximately $1,850 per month, the balance of our space on a month-to-month lease. We are currently evaluating alternative office arrangements.

Purchased  Asset  Pools
=======================

We currently own paying loans with principal balances totaling $1,845,000 as of December 31, 2000. These loans have a cost basis of approximately $533,000 or
28.9 % of the outstanding principal balances at December 31, 2000. The majority of these notes are secured by real estate and mature within three to five years.

Additionally, we have non-performing debt, secured and unsecured, with a cost basis of approximately $652,000 as of December 31, 2000. These assets are in various stages of resolution, including litigation and bankruptcy. We cannot be certain that any recoveries will be realized on these assets, but we estimate a minimum recovery of approximately $2.19 million over the next three years.

We anticipate realizing approximately $3.0 million on real estate (cost basis approximately $971,000) in our discounted debt portfolios acquired as part of our collections process on non-performing debt.

Real  Estate
============

Some  of  our  more  significant  real  estate  properties are summarized below:

*    CLASSIFIED  AS  COMMERCIAL  REAL  ESTATE:

  *  NEWPORT  GOLF  CLUB  AND  CONFERENCE  CENTER,  HOUSTON,  TEXAS-
     -    18  hole  championship  golf  course;
     -    9  expansion  holes  partially  completed;
     -    club  house  and convention center (32,000 square feet combined area);
     -    owned  in  fee  simple  with  no  encumbrances;
     - allocated acquisition cost of $1.54 million (acquired February 1, 1999);
     -    $1.58  million  in  capital  improvements;
     -    held  for  market  appreciation,  earnings  and  future  sale;
     - competitive advantage to other area facilities based on amenities available;
     - tax basis of property is $2.83 million - land of approximately $950,000 and improvements of approximately $2.17 million, accumulated depreciation of approximately $290,000;
     - improvements are predominantly depreciated over 40 years using the Modified Cost Recovery System for tax purposes;
     - annual property taxes of $99,800 based on a rate of $3.08 per hundred dollars of tax assessed value.

  *  RETAIL  CENTER,  DALLAS,  TEXAS  -
     -    40,000  square  foot retail center, 100% occupied at February 1, 2001;
     -    owned  in  fee  simple  with  no  encumbrances;
     -    $217,000  annual  net  cash  flow;
     -    substantial  upside  potential  on  rents  and  market  value;
     -    held  for  market  appreciation,  earnings  and  future  sale;
     - tax cost basis of approximately $102,000 - land of $43,000 and improvements of $66,000, accumulated depreciation of approximately $7,000;
     - improvements are predominantly depreciated over 40 years using the Modified Cost Recovery System for tax purposes;
     - annual property taxes of $16,000 based on a rate of $2.72 per hundred dollars of tax assessed value;
     - four tenants, a national chain drug store, a pawn shop, a national retailer, and a law office, each occupy more than 10% of the available space;
     -    net  effective  rental  of  $7.13  per  square  foot.

     Schedule  of  lease  expirations:

                   YEAR              2001        2002        2004        2005
                   ----              ----        ----        ----        ----
               No. Tenants              4           3           3           1
               Square Footage       7,562       9,216       9,805      11,643
               Rents             $118,507     $64,450     $40,408     $38,210
               Rental %             40.8%       22.2%       13.9%       13.1%

  *  RETAIL  CENTER,  SAN  ANTONIO,  TEXAS  -
     -    15,000  square  foot  retail  center  prime  location,  100% occupied;
     -    owned  in  fee  simple  with  no  encumbrances;
     -    $140,000  annual  net  cash  flow;
     -    held  for  market  appreciation,  earnings  and  future  sale;
     -    tax  cost  basis  of  $0;
     - annual property taxes of $18,900 based on a rate of $2.85 per hundred dollars of tax assessed value;
     - two physicians and one music retailer, each occupy more than 10% of the available space;
     -    net  effective  rental  of  $8.45  per  square  foot.

            Schedule  of  lease  expirations:

                YEAR                      2001
                ----                      ----
            No. Tenants                      3
            Square Footage              15,000
            Rents                     $126,792
            Rental %                       100%

  *  CONDOMINIUM  REDEVELOPMENT  PROJECT,  HOUSTON,  TX

     -    90  condos  acquired,  82  remaining  at  December  31,  2000;
     - owned fee simple, with first mortgage lien of approximately $3.0 million, bearing interest at prime+1%, interest paid monthly, principal paid from sales, matures December 15, 2001;
     - acquisition cost of $2.3 million and re-developent cost of $2.8 million for a total cost of $5.1 million;
     -    re-development  substantially  completed  in  September  2000;
     -    tax  basis  of  $4.6  million;
     -    property  is  classified as inventory for sale and is not depreciated;
     - annual property taxes average $409.52 per unit based on a rate of $2.90 per hundred dollars of tax assessed value.

*    CLASSIFIED  AS  PURCHASED  ASSET  POOLS:

  *  12  ACRES  ON  SOUTH  PADRE  ISLAND,  TEXAS  -

     -    undeveloped  commercial  waterfront  property;
     -    owned  in  fee  simple  with  no  encumbrances;
     -    allocated  cost  basis  on  this  property  is  zero;
     -    currently  offered  for  sale,
     - annual property taxes of $3,200 based on a rate of $2.01 per hundred dollars of tax assessed value.

  *  UNDERGROUND  STORAGE  FACILITY,  MONTGOMERY  COUNTY,  TEXAS  -

     -    40,000  square  foot  underground  storage  facility;
     -    37  acres  of  land;
     -    owned  in  fee  simple  with  no  encumbrances;
     -    cost  basis  of  $75,000,  no  depreciation  of  improvements;
     -    currently  offered  for  sale;
     - annual property taxes of $4,400 based on a rate of $2.21 per hundred dollars of tax assessed value.

We classify improved real estate held for appreciation and the production of income as commercial real estate. Revenues from commercial real estate are comprised of rental income and golf and event related income. When a commercial property is sold, the sale amount is recorded as real estate sales. Investment real estate is comprised of unimproved real estate purchased and held for sale or appreciation and unimproved real estate reclassified from purchased asset pools and held for appreciation and rental income. Revenues associated with investment real estate are recorded as rental income or real estate sales. Purchased asset pool real estate is improved or unimproved real estate acquired by foreclosure and available for immediate sale. The sale of foreclosed real estate classified as purchased asset pools is reflected in the net gains on collections on asset pools.

We insure our real estate properties for property damage based on replacement value and for liability coverage up to $10 million. Management believes these coverage limits adequately insure our properties.

Our investment strategy focuses on undervalued assets and distressed situations, thus we evaluate the upside potential of an investment opportunity rather than the type of asset. Consequently, we have no set policy governing our investments in real estate or interests in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities. However, we are not restricted from making any such investments and may invest in any or all aspects of such investments without shareholder approval.

ITEM  3.     LEGAL  PROCEEDINGS

We are not a party in any lawsuit, pending or threatened, which management believes would have a material effect on our financial position, liquidity or results of operations.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2000.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Our securities, consisting of a unit comprised of two shares of common stock and a warrant to purchase one share of common stock, commenced trading on September 21, 1999 on the American Stock Exchange under the symbol RAC. During the units 30 trading days, the high closing sales price was $19.25 and the low closing sales price was $17.875. On October 22, 1999 the units split and the common stock traded under the symbol RAC and the warrants traded under the symbol RAC.WS. The following table presents the high and low closing prices as quoted on the American Stock Exchange.

                          Common Stock     Warrants to Purchase One Share Common
     Period             High        Low                 High        Low
4th Quarter 1999 (1)   $9.000     $3.625               $1.750     $0.313
1st Quarter 2000       $5.000     $3.125               $0.688     $0.250
2nd Quarter 2000       $3.125     $1.625               $0.375     $0.188
3rd Quarter 2000       $2.625     $0.938               $0.500     $0.063
4th Quarter 2000       $2.500     $1.125               $0.375     $0.031

     (1) Our common stock and warrants traded separately from October 22, 1999 to December 31, 1999.

As of February 14, 2001 there were approximately 16 holders of record for our approximately 650 common stock shareholders and 14 holders of record of our warrants.

The Company has never paid any cash dividends and anticipates that for the foreseeable future all earnings, if any, will be retained to finance growth and to meet working capital requirements.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

RESULTS  OF  OPERATIONS
Revenues decreased from $5.236 million in 1999 to $3.805 million during 2000. The $1.431 million decrease in revenues is comprised of an increase in commercial real estate revenues of $1.392 million, an increase in bridge financing revenues of $246,750, offset by a $1.640 million decline in net gain on collections on asset pools, a decline in investment real estate revenues of $1.412 million, and a decline of $18,865 in unallocated revenue. The decrease in investment real estate revenue is primarily due to sales in 1999 not recurring in 2000. Net gain on collections on asset pools decreased from $2.431 million in 1999 to $791,327 in 2000. The decrease in net gain on collections on asset pools was principally due to a redirection of management resources to the acquisition, marketing and redevelopment of the Newport assets and a declining supply of non-performing debt instruments.

General and administrative expenses ("G&A") increased $850,143 from $1.989 million in 1999 to $2.839 million in 2000. The significant increase in G&A is predominantly due to increased operating expenses of $512,119 related to increased activity at the Newport Golf Course and Conference Center, first year operating expenses of the condominium redevelopment project of $96,396, increased labor and tax burden of $221,738, increased costs associated with being publicly held of $79,216, increased property taxes of $72,815, increased employee benefits of $36,712, offset by decreased legal of $58,204, decreased franchise taxes of $124,507, and a general decrease in other expenses. The increased labor costs are primarily a result of additional labor needed to comply with our public reporting requirements and general pay increases. The increased costs associated with being publicly held are related to public reporting for four quarters in 2000 as compared to one quarter in 1999. Property taxes increased due to increased tax assessed values and the acquisition of additional lots in the Newport subdivision. Employee benefits increased because of the addition of employee group medical and retirement benefits in January 2000. Legal costs were reduced because of reduced activity in the collections portion of our business. Franchise taxes decreased because of a law change resulting in a refund of taxes paid in 1999 and a subsequent reduction in the year 2000 accruals.

Cost of real estate sold increased by $67,999 from $462,403 in 1999 to $530,402 in 2000. The 1999 costs are for the sale of residential lots in the Newport subdivision; no lots were sold in 2000. The 2000 costs were from condominiums sold for which there were no sales in 1999.

Operating costs of $1.306 million incurred during 2000, compared to $644,504 in 1999, relate to the direct operating costs of the Newport Golf Course and Conference Center. The approximately $661,000 increase was primarily due to increased sales.

Interest expense increased from $376,749 in 1999 to $396,783 in 2000. The increase in interest expense during 2000 is primarily due to an increase in the weighted average debt outstanding for the year.

Net income before income taxes decreased from a profit of $1.763 million in 1999 to a loss of ($1.183) million in 2000. The decrease is comprised of declines in earnings of $1.096 million from commercial real estate, $1.004 million in investment real estate, $817,000 from net gain on collections on asset pools, and an increase of $128,000 in unallocated losses, offset by a $100,000 increase in earnings in bridge financing. The decrease in commercial real estate earnings is due to an increased loss of $917,000 at the Newport Golf Club and Convention Center, a $139,000 loss on the condominium re-development project, and a $40,000 decrease in the earnings on our retail rental properties. The increased loss at the Newport Golf Club and Convention Center is related to the reopening and promotion of the facility. The loss on the condominium redevelopment project was due to lower sales volume than anticipated, partially due to a delay in a funding program for low-income housing and because of initial promotion costs. The decreased earnings on our retail rental properties were due to an increase in vacancy at our Dallas center. However, since February 2001, the Dallas facility has been 100% leased. The decrease in investment real estate earnings was due to sales of property in 1999 for which there were no corresponding sales in 2000. The decrease in earnings from net gains on collections on pooled assets was partially due to a redirection of management resources to the redevelopment of the Newport assets and a declining pool of assets. The increase in unallocated losses is primarily due to the reporting costs associated with being publicly held.

Income tax benefit was approximately $163,000 in 1999 compared to approximately $23,000 in 2000. We have available a significant net operating loss carryforward which was primarily generated from acquisition of certain corporate subsidiaries and assets of MCorp Trusts. Thus, we have reserved the tax benefit generated from our current year loss.

LIQUIDITY  AND  CAPITAL  RESOURCES
We had cash and cash equivalents of $174,223 at December 31, 2000 compared to approximately $2.742 million at December 31, 1999. We have $3.040 million available for future borrowings under our revolving credit facility.

During 2000, we continued to invest a substantial portion of our cash flow in various projects, most notably the condominium redevelopment project in which we and our partners expended approximately $5.1 million, of which $2.3 million is acquisition costs and $2.8 million is for renovation and development costs. Cash utilized for bridge (mezzanine) financing of real estate projects amounted to $2.453 million in 2000. Cash flow from financing activities was $5.953 million in 2000, consisting of $9.700 million in proceeds from bank loans, reduced by loan repayments of $3.368 million and $378,499 used to repurchase treasury stock.

Due to the capital-intensive nature of our business, we have experienced, and expect to continue to experience substantial working capital needs. Although there are no firm commitments at this time, we anticipate making $1.5 million in capital expenditures on commercial properties and anticipate purchasing approximately $3.0 million in new assets during 2001. We believe that cash flows from operations, future borrowings available under our revolving credit facility, and the pending sale of developed lots will be sufficient to fund our capital expenditures and working capital requirements as they come due.

Our business is sensitive to interest costs on borrowed funds. The current trend downward in interest rates should tend to reduce our borrowing costs and increase our margins. Likewise, should interest rates start increasing, our borrowing costs would increase and thereby reduce our margins. Since we invest in real property, any reductions in the valuation of real estate can decrease the value of our holdings and simultaneously, provide potential buying opportunities. At this time, property values are increasing in most of the areas in which we have real estate holdings. Due to the number of new courses recently opened and scheduled for opening in the near future, Houston has an extremely competitive public play golf market. We have aggressively marketed our golf course and convention center and have realized increasing play and utilization since the re-opening of the facility in November 1999. We are anticipating near breakeven operations during 2001. However, in the golf business, the weather is the factor that most affects profitability. While we cannot control the weather, we have budgeted for a reasonable number of bad weather days and we significantly reduce staffing and their related costs on the days that bad weather reduces play.

Revolving Credit Facility -Effective December 31, 2000, we received a commitment to renew our $5,000,000 revolving promissory note maturing on March 31, 2001. This revolving credit facility is secured by notes receivable and real estate comprising the purchased asset pools, the commercial and investment real estate, the notes receivable from project financing, and equipment. Principal is payable at maturity with interest payable monthly at the bank's prime rate plus 1.0% per annum (9.25% and 10.5% as of December 31, 1999 and 2000, respectively). Management is negotiating with this bank and other financial institutions to increase the amount of availability under our credit facilities.

The Revolving Credit Facility provides for certain financial covenants. Tangible net worth is equity reduced by the book value of intangible assets. The "tangible net worth covenant" requires that our tangible net worth be at least $9.0 million. The "total liabilities to tangible net worth ratio covenant" requires that we maintain a ratio of liabilities to tangible net worth not exceeding 1.25:1.00. At December 31, 2000, we were in compliance with the above covenants.

Interest paid during 1999 and 2000 on all of our debt instruments, approximated $425,000 and $539,000, respectively, including $115,000 paid to related parties during 1999. Of the amounts paid to related parties during 1999, $22,000 was to a shareholder for the pledge of the shareholder's personal collateral against our notes payable to the bank. The shareholder's personal collateral was released as collateral when the loan was repaid in September 1999.

Recent Events - The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing later in this Form 10-KSB. On March 2, 2001, we originated a $3.5 million first lien real estate note secured by approximately 7.9 acres of land in Houston, Texas with an interest rate spread of approximately 11.5% over our cost of funds. Furthermore, on March 5, 2001, we signed a letter of intent with a residential developer to sell a 50% undivided interest in our developed lots in the Newport subdivision for net proceeds of approximately $1,150,000, a monthly option to purchase a 50% undivided interest in all developed lots acquired by foreclosure or purchase, and an option to purchase, by September 15, 2001, a 50% undivided interest in all undeveloped lots and acreage. The purchase price, under the options, would be approximately $760,000 plus 50% of lot acquisition and other costs incurred after the initial purchase and before the exercise of the options. The initial sale would have a $500,000 down payment with the remainder financed with a 5-year note bearing interest at the rate of prime plus 2 percent. The closing is subject to the execution of definitive agreements and funding of the required down payment, and thus, may not ultimately close. The closing, if at all, is anticipated to be the latter part of March 2001.

ACCOUNTING  PRONOUNCEMENTS

In November 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Depending on the intended use of the derivatives, changes in their fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date of implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. We currently do not transact in activities that fall under the guidelines of SFAS No. 133 nor do we anticipate such activities prior to when adoption of this standard is required.

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


                                                     RAMPART CAPITAL CORPORATION
                                                     (Registrant)


                                                     By: /s/ C. W. JANKE
                                                         C. W. JANKE
                                                         Chief Executive Officer

                                                     Date:  March 21, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/  C. W. JANKE                                              March 21, 2001
     C.  W.  Janke
     Chairman  of  the Board
     Chief  Executive Officer
     (Principal Executive Officer)

By: /s/  J. H. CARPENTER                                          March 21, 2001
     J.H.  Carpenter
     President
     Chief  Operating  Officer
     Director

By: /s/  CHARLES  F.  PRESLEY                                     March 21, 2001
     Charles  F.  Presley
     Vice-President
     Chief  Financial  Officer
     Treasurer
     (Principal Financial and Accounting Officer)

By: /s/  JAMES W. CHRISTIAN                                       March 21, 2001
     James W. Christian
     Director

By: /s/  JAMES J. JANKE                                           March 21, 2001
     James J. Janke
     Director

By: /s/  ROBERT A. SHUEY, III                                     March 21, 2001
     Robert A. Shuey, III
     Director

                           RAMPART CAPITAL CORPORATION
                             EXHIBITS TO FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                INDEX OF EXHIBITS


EXHIBIT
   NO.                            DESCRIPTION
   3.1 Restated Articles of Incorporation (Exhibit 3.1 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)
   3.2 Bylaws (Exhibit 3.2 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)
   4.1 Form of Warrant Agreement Between Rampart and American Stock Transfer and Trust Company (Exhibit 4.1 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)
  10.1 1998 Stock Compensation Plan - Revised June 24, 2000 (Exhibit 10.1 to Rampart's Annual Report for 1999 on Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
  10.2 Share Transfer Restriction Agreement (Exhibit 10.2 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)
 *10.3 Ninth (current) Amendment to Loan Agreement with Southwest Bank of Texas N. A.
  10.4 Purchase and Sale Agreement for Newport Assets (Exhibit 10.8 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)
  10.5 Janke Family Partnership, Ltd. Note for Newport assets purchase (Exhibit 10.9 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)
  10.6 Purchase Agreement for Newport Assets (Exhibit 10.10 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)
 *10.7    Loan  Agreement  between  IGBAF,  Inc.  and  Bank  United
 *10.8 Loan Agreement between Greater Houston Gulf Partners, Inc. and Southwest Bank of Texas, N. A.
 *10.9 Plan of Conversion, Rampart Newport Corporation into Rampart Newport Corporation, L.L.C.
 *10.10 Plan of Conversion, Rampart Services Corporation into Rampart Services Corporation, L.L.C.
 *10.11   Plan  of  Conversion,  IGBAF,  INC.  into  IGBAF,  L.L.C.
 *10.12   Plan  of  Conversion,  IGBF,  INC.  into  IGBF,  L.L.C.
 *10.13 Agreement and Plan of Merger, Rampart Properties Corporation into MCORP Properties, L.L.C.
 *10.14 Agreement and Plan of Merger, Newport Fund Corporation into Newport Capital, L.L.C.
 *10.15   Plan  of  Complete  Liquidation,  IGBF,  L.L.C.
 *21.1    Subsidiaries  of  Registrant
 *23.1 Consent of Pannell Kerr Forster of Texas, P.C., Certified Public Accountants


----------------------------------
   *  Filed herewith.

                           RAMPART CAPITAL CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                           RAMPART CAPITAL CORPORATION



                   Index to Consolidated Financial Statements
                   ------------------------------------------



                                                                         Page
                                                                         ----


Independent  Auditors'  Report. . . . . . . . . . . . . . . . . . . . . .F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999. . . . . . .F-3

Consolidated Statements of Operations for the Years Ended
December  31,  2000  and  1999. . . . . . . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 2000  and  1999 . . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows for the Years Ended
December  31,  2000  and  1999 . . . . . . . . . . . . . . . . . . . . . F-6

Notes  to  Consolidated  Financial  Statements . . . . . . . . . . . .F-7 - F-25

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Rampart Capital Corporation:


We have audited the accompanying consolidated balance sheets of Rampart Capital Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rampart Capital Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/  Pannell Kerr Forster of Texas, P.C.


Houston,  Texas
February 2, 2001, except for
Note 17 as to which the date
is  March  5,  2001

                          RAMPART CAPITAL CORPORATION

                          Consolidated Balance Sheets

                                                                         December 31,
                                                                  -------------------------
                                                                      2000         1999
                                                                  ------------  -----------
                                         ASSETS

Cash and cash equivalents                                         $   174,223   $ 2,741,787
Purchased asset pools, net                                          2,156,214     2,447,194
Commercial real estate, net                                         8,237,288     3,657,423
Investment real estate                                              2,286,667     1,405,889
Notes receivable                                                    3,502,622       850,000
Notes receivable from related parties                                 489,901       460,754
Property and equipment, net                                           518,861       371,493
Other assets                                                          256,300        63,162
Minority interest                                                      83,298             -
                                                                  ------------  -----------

Total assets                                                      $17,705,374   $11,997,702
                                                                  ------------  -----------

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                     $ 7,259,332   $   580,173
Accounts payable and accrued expenses                               1,048,254       481,563
Deferred tax liability                                                279,000       279,000
                                                                  ------------  -----------

      Total liabilities                                             8,586,586     1,340,736
                                                                  ------------  -----------

Commitments and contingencies                                               -             -

Stockholders' equity
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;
     none issued                                                            -             -
  Common stock, $0.01 par value; 10,000,000 shares authorized;
     3,050,000 shares issued                                           30,500        30,500
Additional paid in capital                                          6,194,255     6,194,255
Retained earnings                                                   3,272,532     4,432,211
Treasury stock, 144,857 shares, at cost                              (378,499)            -
                                                                  ------------  -----------

       Total stockholders' equity                                   9,118,788    10,656,966
                                                                  ------------  -----------

Total liabilities and stockholders' equity                        $17,705,374   $11,997,702
                                                                  ------------  -----------


See notes to consolidated financial statements.
                                       F-3

                          RAMPART CAPITAL CORPORATION

                      Consolidated Statements of Operations


                                                                Year Ended December 31,
                                                               -------------------------
                                                                   2000         1999
                                                               ------------  -----------

Net gain on collections on asset pools                         $   791,327   $2,430,865
Investment real estate revenues                                     49,498    1,461,362
Commercial real estate revenues                                  2,526,796    1,134,611
Interest income                                                    423,540      178,486
Other income                                                        13,315       30,484
                                                               ------------  -----------

     Total revenue                                               3,804,476    5,235,808
                                                               ------------  -----------

General and administrative expenses                              2,839,492    1,989,349
Cost of real estate sales                                          530,402      462,403
Operating costs                                                  1,306,476      644,504
Interest expense                                                   396,783      376,749
Minority interest in loss                                          (85,980)           -
                                                               ------------  -----------

     Total operating expense                                     4,987,173    3,473,005
                                                               ------------  -----------

Income (loss) from operations before income tax benefit         (1,182,697)   1,762,803

Income tax benefit                                                 (23,018)    (163,124)
                                                               ------------  -----------

Net income (loss)                                              $(1,159,679)  $1,925,927
                                                               ------------  -----------

Basic earnings (loss) per common share                         $     (0.39)  $     0.78
                                                               ------------  -----------

Diluted earnings (loss) per common share                       $     (0.39)  $     0.78
                                                               ------------  -----------

Basic weighted average number of common shares outstanding       2,965,778    2,471,370
                                                               ------------  -----------

Diluted weighted average number of common shares outstanding     2,965,778    2,471,370
                                                               ------------  -----------


See notes to consolidated financial statements.
                                       F-4

                                     RAMPART  CAPITAL  CORPORATION

                            Consolidated Statements of Stockholders' Equity


                                     Common       Additional
                               ------------------   Paid in      Retained      Treasury
                                Shares    Amount    Capital      Earnings        Stock        Total
                               ---------  -------  ----------  ------------  ------------  ------------

Balance, December 31, 1998     2,250,000  $22,500  $        -  $ 2,506,284   $         -   $ 2,528,784

Public stock offering, net of
  offering costs of $1,400,000   800,000    8,000   6,194,255            -             -     6,202,255

Net income                             -        -           -    1,925,927             -     1,925,927
                               ---------  -------  ----------  ------------  ------------  ------------

Balance, December 31, 1999     3,050,000   30,500   6,194,255    4,432,211             -    10,656,966

Purchase of treasury stock,
  144,857 shares, at cost              -        -           -            -      (378,499)     (378,499)

Net loss                               -        -           -   (1,159,679)            -    (1,159,679)
                               ---------  -------  ----------  ------------  ------------  ------------

Balance, December 31, 2000     3,050,000  $30,500  $6,194,255  $ 3,272,532   $  (378,499)  $ 9,118,788
                               ---------  -------  ----------  ------------  ------------  ------------

See notes to consolidated financial statements.
                                       F-5

                                      RAMPART CAPITAL CORPORATION

                                 Consolidated Statements of Cash Flows


                                                                   Year Ended December 31,
                                                               ------------------------------
                                                                    2000            1999
                                                               --------------  --------------
Cash flows from operating activities:
  Net income (loss)                                            $  (1,159,679)  $   1,925,927
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
    Depreciation                                                     171,845          66,430
    Asset pool costs allocated against net gain on collections       333,829       1,458,363
    Change in loan loss reserve                                      (53,772)        (24,941)
    Cost of real estate sold                                         530,402         462,403
    Other costs capitalized                                         (170,015)        (53,651)
    Minority interest                                                (83,298)              -
   Changes in operating assets and liabilities
    Other assets                                                    (193,138)        135,053
    Accrued interest income                                         (294,297)        (24,054)
    Accounts payable and accrued expenses                            566,691         177,127
    Accrued interest expense                                         347,181               -
    Deferred tax liability                                                 -        (159,000)
                                                               --------------  --------------

       Net cash provided by (used in) operating activities            (4,251)      3,963,657
                                                               --------------  --------------

Cash flows from investing activities:
  Purchase of commercial real estate                              (5,650,213)     (2,870,627)
  Proceeds from notes receivable issued to related parties            65,653          97,065
  Investment in notes receivable                                  (2,453,125)              -
  Purchase of investment real estate                                (245,430)       (767,561)
  Proceeds from assessment rights                                     25,356               -
  Purchase of assessment rights                                            -        (850,000)
  Purchase of property and equipment                                (244,601)       (371,316)
  Purchase of asset pools                                            (14,433)              -
                                                               --------------  --------------

       Net cash used in investing activities                      (8,516,792)     (4,762,439)
                                                               --------------  --------------

Cash flows from financing activities:
  Proceeds from notes payable issued to related parties                    -       1,400,000
  Payments on notes payable to related parties                             -      (1,400,000)
  Proceeds from notes payable                                      9,700,371       2,834,105
  Payments on notes payable                                       (3,368,393)     (6,079,420)
  Net proceeds from the issuance of common stock                           -       6,202,255
  Purchase of treasury stock                                        (378,499)              -
                                                               --------------  --------------

       Net cash provided by financing activities                   5,953,479       2,956,940
                                                               --------------  --------------

Net increase (decrease) in cash and cash equivalents              (2,567,564)      2,158,158

Cash and cash equivalents, beginning of year                       2,741,787         583,629
                                                               --------------  --------------

Cash and cash equivalents, end of year                         $     174,223   $   2,741,787
                                                               --------------  --------------


See notes to consolidated financial statements.
                                       F-6

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 1  - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Description  of  business
          --------------------------

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

          Through the acquisition of various assets, the Company currently holds three significant properties which generate operating revenue for the Company. During 1999, the Company acquired the Newport Golf Club and Conference Center ("Newport") which the Company currently manages as an operating component of their business. The Company also owns two retail centers which were acquired as purchased asset pool assets, but have since been reclassified as commercial real estate and are being held for the purpose of generating rental income.

          On January 7, 2000, the Company acquired a 51% interest in Greater Houston Gulf Partners, LTD (the "Partnership"). The Partnership is a separate legal entity formed to acquire, own and manage a condominium redevelopment project; with the individual units to be resold to the general public.

          Initial  public  offering
          --------------------------

          In September 1999, the Company completed its initial public offering (the "Offering") of 400,000 units, generating proceeds of $6,202,255, net of offering expenses of approximately $1,400,000 (including approximately $75,000 of offering expenses prepaid during 1998).

          Basis  of  consolidation
          -------------------------

          The consolidated financial statements include the accounts of Rampart Capital Corporation and its subsidiaries including majority owned partnerships in which the Company exercises significant control. As mentioned above, and discussed in Note 2, the Company owns a 51% interest in a Partnership that is reported using the full consolidation method. The consolidated financial statements of the Company include 100% of the assets and liabilities of the Partnership and the ownership interests of minority participants are recorded as minority interest. Intercompany accounts and transactions of its subsidiaries and of the Partnership have been eliminated in consolidation.

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Purchased  asset  pools
          -----------------------

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

          At the acquisition date, the aggregate cost of a purchased asset pool is allocated to individual debt and real estate assets in the asset pool on the basis of management's best estimate of relative fair values of each asset in the pool. However, for financial reporting purposes, each asset pool, rather than the individual assets within an asset pool, is treated as the asset. The individual assets in an asset pool remain within that asset pool, except real estate assets may be removed from the asset pool and reclassified as commercial real estate (developed properties) or investment real estate (unimproved properties) if the Company decides to hold the real estate for appreciation and/or the production of income. Additionally, income and expenses relating to the individual assets comprising an asset pool are recognized, as described below, on the basis of the asset pool being a single asset, except that assessing recoverability of the assets comprising the purchased asset pools is determined on the basis of the individual assets within the asset pool.

          For the purposes of assessing the recoverability of the Company's asset pools and to provide information on the progress of resolving and recovering the individual assets in an asset pool, the Company internally classifies the assets within an asset pool as (i) "Collections-in-Progress", (ii) "Paying Loans", or (iii) "Foreclosed Real Estate". Initially all debt assets acquired in the purchase of an asset pool are classified as Collections-in-Progress. Collections-in-Progress represents non-performing debt assets being actively evaluated for resolution, and debts or judgements that are in bankruptcy proceedings, litigation, or post-judgement collection status. Collections-in-Progress assets are resolved by either (i) the debtor resuming the payments required under the original agreement, or under a renegotiated settlement agreement or (ii) the Company selling and financing an asset from an asset pool. At the time a Collections-in-Progress asset is resolved, it is reclassified as a Paying Loan within the asset pool. In those instances where the Company forecloses on the real estate securing either a Collections-in-Progress or a Paying Loan, the asset is reclassified as Foreclosed Real Estate. Additionally, any real estate acquired with the initial purchase of an asset pool is classified as Foreclosed Real Estate. Foreclosed Real Estate is held by the Company for immediate sale. See Note 3 for further discussion.

          The net gain on collections on asset pools represents the excess of any cash proceeds received over an allocable portion of the cost of the related asset pool. Cash proceeds may be a settlement payment, proceeds from the sale of an asset, or payments of principal or interest under the terms of a debt agreement. No interest income or any other yield component of revenue is recognized separately on any debt asset in an asset pool. Gains from collections on asset pools are recognized as collections are received.

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Purchased  asset  pools  (continued)
          ------------------------------------

          In computing gains on collections from asset pools, the aggregate cost of each asset pool is recovered against the collections on that asset pool. The cost of a pool is recovered pro-rata over the current and future estimated revenues to be derived from the pool. The relationship of collections to the amount of costs recovered against such collections for an individual asset pool may vary from period to period as the result of changes in (i) the estimates of future collections, and (ii) impairment allowances previously recorded as described below.

          The Company continually evaluates the collectability of its investments. Consistent with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," each debt asset within the asset pool is evaluated based on the comparison of the investment allocated to the debt asset, net of a pro-rata portion of the asset pool cost already recovered from collections, to (i) management's estimate of the present value of the future cash flows from the debt asset, or,
          (ii) the fair value of the underlying collateral that management believes will be collected through foreclosure. For Paying Loans the estimated future cash flows are discounted to present value using the interest rate implicit in the difference between the investment in the debt asset and the cash flows to the Company required under the debt agreement. For Collections-in-Progress the estimated future cash flows are discounted to a present value using the interest rate implicit in the difference between the investment allocated to the debt asset and management's initial estimate of the cash flows made at the time the asset pool was purchased. Where such comparisons indicate an excess of the investment over the present value of cash flows or fair value, an impairment allowance (loan loss allowance) is recorded as a charge to operations in the form of an increase in that period's asset pool cost recovery. See Note 3 for further discussion.

          Foreclosed Real Estate is assessed on the basis of a comparison of the investment allocated to the real estate asset, net of a pro-rata portion of the asset pool cost already recovered from collections, to management's estimate of the fair value of the real estate, less estimated costs to sell. Where such comparisons indicate an excess of the investment over the fair value, an impairment allowance is recorded as a charge to operations in the form of an increase in that period's asset pool cost recovery. As of December 31, 2000, the Company has not been required to record an impairment allowance on Foreclosed Real Estate.

          The Company's purchased asset pools are free of beneficial interests by, and liabilities of, the transferor of the pool assets. Accordingly, the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," do not presently impact the Company's accounting for purchased asset pools.

          Commercial  real  estate
          ------------------------

          Commercial real estate is comprised of the Newport Golf Club and Conference Center, two retail centers held for the purpose of generating income and a 90 unit condominium project held by the Partnership. The redeveloped condominiums are being sold individually.

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Commercial  real  estate  (continued)
          -------------------------------------

          Rents collected on commercial rental properties are recognized as earned. Expenses of operating commercial properties are charged to operations as incurred. Sales of commercial real estate are recorded using the accrual method of accounting for sales of real estate, assuming the conditions for recognition are met. The property's carrying value is depreciated over its estimated useful life.

          In the event a commercial real estate asset carrying value exceeds the sum of the undiscounted future cash flows from the asset, an impairment allowance is recorded to reduce its carrying amount to the fair value of the property. As of December 31, 2000, the Company has not been required to record an impairment allowance on Commercial Real Estate.

          Investment  real  estate
          ------------------------

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

          In the event an investment real estate asset carrying value exceeds its fair value less estimated costs to sell, an impairment allowance is recorded to reduce its carrying amount to its fair value less estimated costs to sell. As of December 31, 2000, the Company has not been required to record an impairment allowance on Investment Real Estate.

          Property  and  equipment
          ------------------------

          Property and equipment is stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets range from three to seven years. Commercial real estate is depreciated over 39 years.

          Expenditures for major acquisitions and improvements are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. When property and equipment are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Income  taxes
          -------------

          The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This statement requires the use of an asset and liability approach for financial accounting and reporting purposes and also requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to be payable or refundable.

          Deferred income taxes are provided for differences in timing in the basis of assets and liabilities for financial reporting and income tax purposes. Basis differences result primarily from the difference between the method used to recognize income and to recover costs related to asset pools for financial reporting purposes, as described above, and the use of the cost recovery method for income tax purposes.

          Statements of cash flows
          ------------------------

          The consolidated statements of cash flows are presented using the indirect method and considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

          Stock  option  plan
          -------------------

          The Company accounts for its stock option plan in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related operations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

          Earnings  per  share
          --------------------

          The Company accounts for its earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share," which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. During the year ended December 31, 2000, the Company incurred a net loss, thus the effects of dilutive securities are anti-dilutive. During the year ended December 31, 1999 the market value of the Company's common stock was below the strike price of its dilutive securities. For the reasons discussed above, basic and diluted earnings (loss) per share are the same for the years ended December 31, 2000 and 1999.

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Use  of  estimates
          ------------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of future collections on purchased asset pools used in determining the value of pools of assets within the purchased asset pool, recovery of costs against collections on asset pools, and the periodic revaluation of those assets for possible loss impairment. Actual results could differ materially from those estimates.

          Concentration of credit risk
          ----------------------------

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

          Fair  value  of  financial  instruments
          ---------------------------------------

          SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below.

          The carrying amount of cash, accounts payable and accrued liabilities approximates fair value at December 31, 2000 and 1999 due to the short-term nature of such accounts. The carrying amount of notes receivable and notes receivable from related parties approximates fair value as of December 31, 2000 and 1999.

          Purchased asset pools, which are comprised primarily of financial instruments, are carried at unrecovered costs, which includes any required impairment allowance. The net carrying value of the purchased asset pools is $2,156,214 and $2,447,194 as of December 31, 2000 and 1999, respectively. The estimated fair value of the purchased asset pools is $7,077,000 and $8,031,000 as of December 31, 2000 and 1999,
          respectively. The estimated fair value of the asset pools is based on management's estimates of the future cash flows to be derived from the asset pools, discounted to a present value using interest rates that reflect current interest rate and asset risk conditions.

          The Company's notes payable carry both fixed and variable interest rates. Management estimates that the interest rates in effect under both the fixed and variable rate notes approximate the current market rates for instruments with similar terms and credit risk, and therefore the carrying amount of notes payable approximates fair value.

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Reclassifications
          ------------------

          Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation. These reclassifications had no effect on the 1999 net income or stockholders' equity.

          New accounting standards
          ------------------------

          In November 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

          In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133"). SFAS No. 137 delays the effective date of implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company currently does not transact in activities that fall under the guidelines of SFAS No. 133 nor does the Company anticipate such activities prior to when adoption of this standard is required.

NOTE 2  - ACQUISITIONS

          On January 7, 2000, the Company acquired a 51% interest in Greater Houston Gulf Partners, LTD (the "Partnership"). The Partnership was formed to acquire, own, and manage a condominium redevelopment project (the "Project"). In connection with the acquisition of its interest in the Partnership, the Company made a loan to the Partnership for $1.1 million to provide financing for the acquisition of the Project. The balance of the Project purchase price and redevelopment funds were provided to the Partnership by a bank loan in the amount of $2.9 million and additional loans of $700,000 by the partners.

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

          The total purchase price was allocated to the individual asset components based on management's estimate of relative market value. None of the purchase price was allocated to the community swimming pool and tennis courts or to the restricted recreational reserves (collectively referred to as the "Amenities").

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 2  - ACQUISITIONS (CONTINUED)

          Management considered the costs to rehabilitate these Amenities to operational status and estimated that such costs would exceed the market value of these assets. Additionally, since these assets are restricted in their usage, their market value was deemed to be further impaired.

          The  assets  acquired  include:


                                                  Allocated
                                                    Costs
                                                  ----------
              Commercial real estate              $1,547,051

              Investment real estate                 479,651

              Amenities                                    -

              Assessment rights
                Assessment rights on 2,000
                residential properties               850,000

              Purchased asset pools
                Delinquent assessment receivables     60,619

              Other assets                            32,217
                                                  ----------

                  Total purchase price            $2,969,538
                                                  ----------

          Sale of assessment rights
          -------------------------

          The allocation of $850,000 of the purchase price to the assessment rights (the "Rights") reflected the amount received by the Company, in the form of a note (see Note 5 for further discussion), for the simultaneous resale of the assessment rights to an unrelated buyer. In addition to the note, the Company received other consideration as described below. The buyer acquired the Rights subject to the obligation to perform the required property maintenance. As a requirement of the buyer's purchase of the Rights, the Company also deeded to the buyer the Amenities described above, subject to the buyer's obligation to expend $150,000 to renovate those Amenities.

          The sale did not require any contingent performance by the Company as a condition of the buyer's repayment of the note. The resale of the assessment rights resulted in no gain or loss since the $850,000 cost allocated to the assessment rights equaled the amount of the note received from the buyer.

          The other consideration received by the Company consisted of a waiver (the "Waiver") of all fees and assessments payable on lots it owns, presently or in the future, within the jurisdiction of the development for which the Rights apply and the option, in certain circumstances, to acquire liens the property owners' association may acquire as the result of future delinquencies in assessment rights. The Waiver included assessments payable at the time of sale. The present value of future assessments waived was estimated to be $75,000. No accounting recognition was given to the Waiver. Additionally, no accounting recognition was given to the option to purchase future liens because the value of the option cannot be reasonably estimated.

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 3  - PURCHASED  ASSET  POOLS

          The net gain on collections on asset pools is comprised of the following as of December 31:

                                                         2000          1999
                                                      -----------  ------------
             Collections                              $1,071,384   $ 3,595,815
             Recovery of allocable portion of
               asset pool cost                          (333,829)   (1,188,886)
             Impairment adjustments (loan losses)         53,772        23,936
                                                      -----------  ------------

             Net gain on collections on asset pools   $  791,327   $ 2,430,865
                                                      -----------  ------------

Purchased asset pools consist of the following at December 31:

                                            2000         1999
                                         -----------  -----------
             Collections-in-progress     $  675,776   $1,095,543
             Paying loans                   553,336      749,487
             Loan loss allowance            (43,776)     (97,548)
                                         -----------  -----------
                                          1,185,336    1,747,482
             Foreclosed real estate         970,878      699,712
                                         -----------  -----------

             Purchased asset pools, net  $2,156,214   $2,447,194
                                         -----------  -----------

          Activity in the Company's allowance for loan losses for the years ended December 31, is as follows:

                                                           2000       1999
                                                         ---------  ---------
             Allowance at beginning of year              $ 97,548   $122,489
             Additions charged (credited) to operations (53,772) (23,936) Direct write downs charged against
              the allowance                                     -     (1,005)
                                                         ---------  ---------

             Allowance at end of year                    $ 43,776   $ 97,548
                                                         ---------  ---------

          Specific allowances for losses on debt assets included in the asset pools amounted to $43,776 and $97,548 at December 31, 2000 and 1999, respectively. The impairment adjustment increased the net gain on collections on asset pools in the statement of operations. The loan loss allowance relates to specific loans having aggregate carrying amounts of $196,490 and $157,331 at December 31, 2000 and 1999,
          respectively.

NOTE 4  - COMMERCIAL  REAL  ESTATE

          Included within commercial real estate as of December 31, 2000 is commercial real estate cost of $4,491,031 representing the Partnership's costs to acquire and develop a 90 unit condominium Project. Project cost is amortized to cost of real estate based on the square footage of the units sold. Units are currently being sold at sales values in excess of the Partnership's carrying value. Future sales of the remaining units, should the majority of them be sold, appear to be sufficient to cover the remaining cost of the Project and no impairment adjustment is deemed necessary as of December 31, 2000.

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 4  - COMMERCIAL REAL ESTATE (CONTINUED)

          Gross rental income from commercial real estate amounted to $470,296 and $584,100 for the years ended December 31, 2000 and 1999, respectively.

NOTE 5  - NOTES RECEIVABLE

          Notes receivable are non-discounted notes held by the Company by virtue of financing the sales of Company assets and bridge financing on real estate projects originated by the Company. Notes receivable as of December 31, 2000 and 1999 are described below.

          As discussed in Note 2, the sale of assessment rights at Newport, was financed by the Company. The note is secured by a collateral assignment of the Rights, the related assessment receivables, and associated real property foreclosure rights. Interest on the note is payable monthly at 10% per annum through December 1999, at which time monthly principal and interest payments of $12,030 are due through December 2008. The Rights provide the buyer with enforceable lien rights on the underlying properties. The historical and anticipated cash flows from the collection of the fees, are reasonably assured because of the lien rights, which serve to ensure the buyer's performance of the required maintenance and the repayment of the note in accordance with its terms.

          The bridge financing loans originated by the Company (i) are for a term of two years or less, (ii) are collateralized by real estate,
          (iii) generally, have a loan to value of 60% to 80%, (iv) have original principal balances ranging from $400,000 to $2,250,000, and
          (v) have interest rates ranging from 13.5% to 17.5%. Total interest accrued as of December 31, 2000 is $271,359 of which $9,709 has been paid.

NOTE 6  - NOTES RECEIVABLE FROM RELATED PARTIES

          During June 1998, the Company sold a property from its asset pool to related parties in exchange for four notes receivable totaling $525,000. These notes are secured by certain assets of the related parties. Principal plus interest at 10% per annum is due June 2001 for each of the notes.

          The outstanding notes receivable from related parties plus accrued interest was $489,901 and $460,754, at December 31, 2000 and 1999,
          respectively. The Company received principal and interest of $3,500 and $149,991 during 2000 and 1999, respectively.

NOTE 7  - PROPERTY AND EQUIPMENT

          Property and equipment consists of the Company's furniture and equipment and is recorded at cost. Accumulated depreciation on the Company's furniture and equipment amounted to $175,753 and $79,310 as of December 31, 2000 and 1999, respectively. Depreciation expense for property and equipment for the years ended December 31, 2000 and 1999 was $96,443 and $19,415, respectively.

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 8  - NOTES PAYABLE

          Notes payable consist of the following at December 31:

                                                             2000       1999
                                                           ----------  ---------
         $5,000,000 revolving credit facility (the
         "Revolving Credit Facility"), secured by
         notes  receivable  and  real  estate
         comprising  the  purchased  asset pools;
         principal payable based on proceeds from
         disposition and payments received on the
         purchased  asset pools; interest payable
         monthly  at  the  bank's prime rate plus
         one  percent (1%) per annum (10.5% as of
         December  31,  2000);  remaining  unpaid
         interest  and  principal  due
         on March 31, 2001.                               $1,959,893  $       -

         $205,339  term  note  payable  to a third
         party,  secured  by equipment; principal
         and  interest  payments  of  4,252  due
         monthly  beginning  August  15,  1999;
         bearing  a  stated interest rate of 8.9%
         per  annum;  remaining  unpaid principal
         and  interest  due  July  15, 2004.                  156,077   181,079

         $441,705  term  note  payable  to a third
         party  corporation,  secured  by  real
         estate;  principal and interest payments
         of  $24,827 due semi-annually; bearing a
         stated  interest rate of 9.5% per annum;
         remaining unpaid principal and interest
         due June 2002.                                       288,612   314,094

         Unsecured non-recourse promissory note
         payable; repaid fully during 2000.                         -    85,000

         $1,800,000  term  note payable to a third
         party, secured by all security interests
         issued and a guaranty agreement executed
         by  Rampart  Capital  Corporation  and
         subsidiaries;  bearing a stated interest
         rate  of  the bank's prime rate plus two
         percent  (2%)  per  annum  (11.5%  as of
         December  31,  2000); interest to accrue
         monthly  beginning  November  21,  2000
         through  May 31, 2001; remaining unpaid
         principal and interest due May 31, 2001.           1,806,000         -

         $2,955,000  term  note payable to a third
         party, bearing a stated interest rate of
         the  bank's  prime rate plus one percent
         (1%) per annum (10.5% as of December 31,
         2000);  interest  payable  monthly
         beginning  January  15,  2000  through
         November  15,  2001;  remaining  unpaid
         principal and interest due December 15, 2001.      2,649,724         -

         Unsecured  revolving  credit  facility
         payable  to  a  third  party,  bearing a
         stated interest rate of eighteen percent
         (18%)  per  annum;  all  principal  and
         interest due December 1, 2001.                       399,026         -
                                                           ----------  ---------

                                                           $7,259,332  $580,173
                                                           ----------  ---------

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 8  - NOTES PAYABLE (CONTINUED)

          The Revolving Credit Facility, as amended on April 30, 2000, provides for certain financial covenants. The Tangible Net Worth Covenant requires that the Company's Tangible Net Worth be at least $9.0 million. The Total Liabilities to Tangible Net Worth Ratio Covenant requires that the Company maintain a ratio of Liabilities to Tangible Net Worth not exceeding 1.25:1.00. At December 31, 2000 the Company was in compliance with the above covenants. At December 31, 2000, the Company has $3.04 million available for further borrowings under this revolving credit facility.

          The unsecured promissory note was given to an unrelated third party related to the sale of the Rights (see Note 2 for further discussion). The note is non-recourse to the Company and was to be repaid solely from a ten percent participation in cash receipts from the $850,000 note receivable issued to the purchaser of the Rights. This note was repaid during the year ended December 31, 2000.

          Interest paid during 2000 and 1999 on all of the Company's debt instruments, approximated $539,000 and $425,000, respectively, (approximately $331,000 and $345,000, respectively, net of capitalized interest), including $115,000 paid to related parties during 1999. Of the amounts paid to related parties during 1999, $22,000 was to a stockholder for the pledge of the stockholder's personal collateral against the Company's bank notes payable.

NOTE 9  - INCOME TAXES

          The deferred tax liability as of December 31, 2000 and 1999 arises from the use of different methods of recognition of costs allocable to asset pools for financial statement purposes and Federal tax purposes. A modified cost recovery method, whereby the allocable costs are recognized in conjunction with collections on individual asset pool components in the ratio of total asset pool acquisition costs to total asset pools collections, is used for financial statement purposes.

          The cost recovery method is used for Federal income tax purposes. The Company's deferred tax asset as of December 31, 2000 and 1999 consists of net operating loss carry forwards ("NOLs") of approximately $53.1 million and $52.4 million, respectively, which expire from 2008 through 2015. The majority of these NOLs were generated through the 1997 acquisition of certain corporate subsidiaries and assets of MCorp Trust, MCorp Financial Trust, and MCorp Management Trust (collectively the "MCorp Trusts"). These subsidiaries originally had $52.1 million in NOLs and built-in-losses which management believes can be used to offset future taxable income generated by the acquired corporate entities, subject to certain possible limitations.

          Due to the nature of the net operating loss carryforwards acquired in the MCorp Trusts acquisition, and the fact that the resolution of the Company's assets and the recognition of income therefrom is subject to conditions and timing which are beyond the control of management, there can be no assurance that the Company will generate any specific level of earnings, or that the taxable earnings will be realized in a subsidiary which has sufficient net operating loss carry forwards available. SFAS No. 109 requires the recognition of future tax benefits such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. Due to the inherent uncertainty underlying the likelihood of future earnings management has established a valuation allowance relating to its net deferred tax asset.

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 9  - INCOME TAXES (CONTINUED)

          The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance adjusted accordingly. Deferred income taxes have been established for the effects of differences in the bases of assets and liabilities for financial reporting and income tax purposes.

          The provision for income tax benefit, consisting entirely of deferred income taxes, is reconciled, using a Federal statutory rate to the Company's effective tax rate as follows:

                                                                Year Ended December 31,
                                                    --------------------------------------------
                                                             2000                    1999
                                                    ---------------------  ---------------------
                                                       Amount      Rate       Amount      Rate
                                                    ------------  -------  ------------  -------
          Tax expense (benefit) at statutory rate   $  (402,117)  (34.0)%  $   599,353     34.0%
          Utilization/recognition of net operating
            loss carry forward                          379,099     32.0%     (762,477)  (43.0)%
                                                    ------------  -------  ------------  -------

          Income tax benefit                        $   (23,018)   (2.0)%  $  (163,124)   (9.0)%
                                                    ------------  -------  ------------  -------

          Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                     2000            1999
                                                --------------  --------------

          Book basis of purchased asset pools,
            net, in excess of tax basis         $  (1,027,171)  $  (1,039,915)
          Net operating loss carryforwards         18,060,532      18,272,179
          Valuation allowance                     (17,312,361)    (17,511,264)
                                                --------------  --------------

          Deferred tax liability, net           $    (279,000)  $    (279,000)
                                                --------------  --------------

          The changes in the valuation account applicable to the deferred tax asset primarily relate to the availability of NOLs related to the MCorp Acquisition.

          Changes in the valuation allowance account for the years ended December 31, are as follows:

                                                        2000          1999
                                                    ------------  ------------

          Valuation allowance at beginning of year  $17,511,264   $18,369,646
          Increase (decrease) for the year             (198,903)     (858,382)
                                                    ------------  ------------

          Valuation allowance at end of year        $17,312,361   $17,511,264
                                                    ------------  ------------

     No Federal income taxes were paid during 2000 or 1999.

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 9  -  INCOME  TAXES  (CONTINUED)

          The  following  is  a  summary of the NOLs and their expiration dates:

               Expiring in
               December 31,                   Amount
               ------------                 -----------

                  2001                      $10,376,766
                  2002                       13,304,126
                  2003                        1,258,441
                  2004                                -
                  2005 - 2015                28,179,878
                                            -----------

                  Total                     $53,119,211
                                            -----------

NOTE 10 - COMMITMENTS  AND  CONTINGENCIES

          Litigation
          ----------

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

          Operating  leases  (as  lessee)
          -------------------------------

          The Company leases certain golf course equipment under operating leases. Future minimum rental payments required by these leases are estimated as follows:

               Year Ending
               December 31,
               ------------

                   2001                       $ 53,964
                   2002                         53,964
                   2003                         53,964
                   2004                         28,781
                   2005                          2,698
                                              --------

                   Total                      $193,371
                                              --------

          The Company's offices are located in a major downtown Houston office building. A portion of its space is leased to the Company on a month-to-month basis and a portion is provided as an accommodation by a firm providing legal counsel to the Company.

          Total expense incurred under these and other month-to-month rental agreements approximated $182,000 and $76,000 during 2000 and 1999, respectively.

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000


NOTE 10 - COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

          Operating  leases  (as  lessor)
          -------------------------------

          The Company has long-term lease agreements with tenants in their San Antonio and Dallas commercial real estate property locations.

          Future minimum payments to be received under these leases are estimated as follows:

               Year Ending
               December 31,
               ------------

                   2001                       $  425,704
                   2002                          289,879
                   2003                          257,817
                   2004                          179,351
                   2005                           95,525
                   Remainder                      38,210
                                              ----------

                  Total                       $1,286,486
                                              ----------

          Capital  leases
          ---------------

          During 1999, the Company entered into an agreement to lease various golf course equipment. Following is an analysis of golf course equipment under capital lease:

                                                December 31,
                                            --------------------
                                              2000       1999
                                            ---------  ---------

             Capitalized cost               $205,339   $205,339
             Less accumulated amortization   (44,001)   (14,667)
                                            ---------  ---------

             Capitalized cost, net          $161,338   $190,672
                                            ---------  ---------

          Amortization expense under capital leases amounted to $29,334 and $14,667 for the years ended December 31, 2000 and 1999, respectively, and is included in total depreciation expense in the consolidated statements of operations.

          Future minimum payments under capital leases as of December 31, 2000 are as follows:


               Year Ending
               December 31,
               ------------

                 2001                       $ 51,024
                 2002                         51,024
                 2003                         51,024
                 2004                         29,764
                                            --------

                 Total                      $182,836
                                            --------

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

          Capital  leases  (continued)
          ----------------------------

          Future minimum payments under capital leases consist of the following at December 31:

                                               2000       1999
                                             ---------  ---------

          Future minimum lease payment       $182,836   $233,860
          Less amount representing interest   (26,759)   (52,781)
                                             ---------  ---------

          Present value of net minimum
            capital lease payments           $156,077   $181,079
                                             ---------  ---------

          Management  agreement
          ---------------------

          Effective November 12, 1999, the Company entered into a five year agreement, commencing on January 1, 2000, with Benchmark Management Company, to manage and operate the Newport Golf Club and Conference Center. Future minimum base fee payments of $7,000 per month were required under the agreement, adjusted annually according to the change in the Consumer Price Index. This Agreement was mutually terminated on October 31, 2000.

NOTE 11 - EQUITY

          Initial public offering
          -----------------------

          In September 1999, the Company completed its Offering of 400,000 units, generating proceeds of $6,202,255, net of offering expenses of approximately $1,400,000 (including approximately $75,000 of Offering expenses prepaid during 1998). Each unit is comprised of two shares of common stock and one redeemable common stock purchase warrant. The shares and the warrants included in the units automatically separated 30 days following the close of the Offering and became separately tradable. The warrants included in the units became exercisable 30 days following the close of the Offering and provided for the purchase of one share of common stock at an exercise price of $10.64 per share. These warrants expire in March 2001, but the Company reserves the option to extend the exercise period up to an additional 18 months. These warrants are subject to redemption by the Company for $0.05 per warrant at any time on 30 days prior written notice if the closing price of the common stock is at least $14.25 for ten consecutive trading days.

          Treasury  stock
          ---------------

          On January 11, 2000 the Company's Board of Directors approved a common stock repurchase plan under rule 10b-18 of the Securities and Exchange Commissions Act of 1934, for the purchase of up to $2.0 million worth of the Company's outstanding common stock in open market transactions. Acquired shares are held as treasury stock by the Company, and are available for future use in acquisitions, financing or awards as granted under the Company's 1998 Stock Compensation Plan. As of December 31, 2000, 144,857 shares of common stock have been acquired by the Company at a total cost of $378,499.

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

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

          As previously discussed, the Company applies APB No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation costs for the Company's Plan been determined for the year ended December 31, 2000 consistent with FASB Statement No. 123, the Company's net loss and net loss per share would have been materially the same as those reported.

          At December 31, 2000, all 375,000 stock options had been granted under the Plan, of which 317,858 stock options were exercisable. Activity related to stock options is summarized as follows:

                                           Incentive         Nonqualified
                                         Stock Options       Stock Options
                                     --------------------  ------------------
                                                Weighted              Weighted
                                                 Average               Average
                                                 Option                Option
                                       Number   Price Per    Number   Price Per
                         Activity    of Shares    Share    of Shares    Share
                        -----------  ----------  --------  ----------  -------

     December 31, 1999  Outstanding           -  $      -           -  $    -
                        Granted         129,284      3.50     245,716    3.50
                        Exercised             -         -           -       -
                        Expired               -         -           -       -
                                     ----------  --------  ----------  ------
     December 31, 2000  Outstanding     129,284  $   3.50     245,716  $ 3.50
                                     ----------  --------  ----------  ------
                        Exercisable      72,142  $   3.50     245,716  $ 3.50
                                     ----------  --------  ----------  ------

          Of the 375,000 options outstanding as of December 31, 2000, 372,000 options expire on or before March 31, 2001.

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 13 - EMPLOYEE  BENEFIT  PLAN

          Effective January 1, 2000, the Company established an IRS Section 408(k) Simplified Retirement Plan (the "Retirement Plan"). The Company matches participating employee contributions to the Retirement Plan up to a maximum of 3% of the employee's compensation. Individual employee elective contributions cannot exceed the limit set by the IRS
          (currently $6,000 per year). Collectively, employee and employer contributions to the Retirement Plan are limited by the IRS to $12,000 in any one year. The employee's elective contributions are made pre-tax and each employee chooses the mutual funds in which to invest both the employee's and the Company's contributions. Both the participant's and the Company's contributions are immediately vested and are payable to the participant or their beneficiary upon termination of employment. During the year ended December 31, 2000 the Company contributed approximately $19,000 to the Retirement Plan.

NOTE 14 - SEGMENT  REPORTING

          The Company operates in four business segments (i) purchased asset pools, (ii) commercial real estate, (iii) investment real estate and
          (iv) bridge financing. The purchased asset pools segment involves the acquisition, management, servicing and realization of income from collections on or sales of portfolios of undervalued financial assets, and in some instances real estate the Company may acquire as part of an asset pool or as the result of foreclosing on the collateral underlying an acquired real estate debt. The commercial real estate segment involves holding foreclosed and acquired real estate for appreciation and the production of income. The investment real estate segment involves holding foreclosed real estate for future appreciation and acquiring unimproved real estate in conjunction with short-term funding for developers. The bridge financing segment involves non-discounted notes held by the Company by virtue of financing the sales of Company assets and providing bridge financing on real estate projects in which the Company may participate.

          "Unallocated" represents activities that are general corporate in nature and do not relate specifically to any one segment. Unallocated segment assets comprise cash, a related party note receivable, prepaid assets and property and equipment. Unallocated revenue comprise interest income generated from overnight money market invested funds and miscellaneous other income.

          Financial information by reportable operating segment is as follows:

                                           Year Ended December 31, 2000
------------------------------------------------------------------------------------------------------------

                        Collections on   Commercial
                            Asset        Investment        Real        Bridge
                            Pools        Real Estate      Estate     Financing    Unallocated      Totals
                       ---------------  -------------  ------------  ----------  -------------  ------------
Revenue                $       791,327  $     49,498   $ 2,526,796   $  402,798  $     34,057   $ 3,804,476
Segment profit (loss)          317,340      (187,945)   (1,167,629)     195,180      (339,643)   (1,182,697)
Segment assets               2,156,214     2,286,667     8,237,288    3,989,019     1,036,186    17,705,374
Depreciation and
   amortization                      -             -       154,256            -        17,589       171,845
Capital expenditures             6,647       414,845     5,923,829    2,453,125        33,325     8,831,771
Interest expense                     -        38,681       161,339      174,081        22,682       396,783

                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 14 - SEGMENT  REPORTING  (CONTINUED)

                                                    Year Ended December 31, 1999
                       ----------------------------------------------------------------------------------
                       Collections on                 Commercial
                            Asset        Investment      Real        Bridge
                            Pools       Real Estate     Estate     Financing    Unallocated     Totals
                       ---------------  ------------  -----------  ----------  -------------  -----------
Revenue                $     2,430,865  $  1,461,362  $ 1,134,611  $  156,048  $      52,922  $ 5,235,808
Segment profit (loss)        1,134,510       815,817     (71,639)      95,250      (211,135)    1,762,803
Segment assets               2,447,194     1,405,889    3,657,423   1,303,750      3,183,446   11,997,702
Depreciation and
   amortization                      -             -       55,603           -         10,827       66,430
Capital expenditures            53,651       767,561    2,955,625     850,000              -    4,626,837
Interest expense               110,099        72,782      160,344      33,524              -      376,749

NOTE 15 - RELATED  PARTY  TRANSACTIONS

          During the year ended December 31, 2000, certain officers of the Company and/or directors advanced funds to the Company in anticipation of exercising their common stock options. Until exercise of these common stock options, the advances accrue interest at a rate of 7% per annum payable monthly. As of December 31, 2000, $326,919 is included within accounts payable and accrued expenses representing advances from officers and/or directors. Total interest paid during the year ended December 31, 2000 amounted to $5,207.

NOTE 16 - REVENUE  CONCENTRATIONS

          During the year ended December 31, 1999, the Company recorded a net gain from a single transaction which amounted to 13%, of total revenue for the year.

NOTE 17 - SUBSEQUENT  EVENTS

          On March 2, 2001, the Company originated a $3.5 million first lien real estate note secured by approximately 7.9 acres of land in Houston, Texas with an interest rate spread of approximately 11.5% over the Company's cost of funds. Furthermore, on March 5, 2001, the Company signed a letter of intent with a residential developer to sell a 50% undivided interest in developed lots in the Newport subdivision for net proceeds of approximately $1,150,000, a monthly option to purchase a 50% undivided interest in all developed lots acquired by foreclosure or purchase, and an option to purchase, by September 15, 2001, a 50% undivided interest in all undeveloped lots and acreage. The purchase price, under the options, would be approximately $760,000 plus 50% of lot acquisition and other costs incurred after the initial purchase and before the exercise of the options. The initial sale will have a $500,000 down payment with the remainder financed with a 5-year note bearing interest at the rate of prime plus 2 percent. The closing is subject to the execution of definitive agreements and funding of the required down payment, and thus, may not ultimately close. The closing, if at all, is anticipated to be the latter part of March 2001.