Form 10QSB
period 2001-03-31
RAMPART CAPITAL CORP
filed 2001-05-11
CIK 1074681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM - 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT
    OF  1934

For  the  quarterly  period  ended  March  31,  2001

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

For  the  transition  period  from _________  to  _________

                        Commission File Number:  1-15277

                           Rampart Capital Corporation
             (Exact Name of Registrant as specified in its charter)


            TEXAS                        6159                      76-0427502
(State or other jurisdiction   (Primary Standard Industrial     (I.R.S. Employer
of incorporation or             Classification Code Number)      Identification
organization)                                                        Number)


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

          Yes  [x]
          No   [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     As of May 9, 2001, the registrant had 2,905,143 shares of common stock outstanding after deduction of 144,857 shares of treasury stock.

Transitional  Small  Business  Disclosure  Format  (check  one):
          Yes  [ ]
          No   [x]

                                      INDEX

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements                                         Page No.
          Consolidated  Balance Sheets at March 31, 2001
          (unaudited) and December 31, 2000  (audited). . . . . . . . . .      1
          Unaudited  Consolidated Statements of Operations
          for the Three Months ended March 31, 2001 and 2000. . . . . . .      2
          Unaudited  Consolidated Statements of Cash Flows
          for the Three Months ended March 31, 2001 and 2000. . . . . . .      3
          Notes to the Unaudited Consolidated Financial Statements. . . .      4

Item  2.  Management's  Discussion and Analysis or Plan of Operation. . .      6

PART  II.  OTHER  INFORMATION

Item  2.  Changes  in  Securities  and  Use  of  Proceeds . . . . . . . .      8

Item  6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . .      8

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                          RAMPART CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                              MARCH 31, 2001    DECEMBER 31, 2000
                                             ----------------  -------------------
                                               (UNAUDITED)          (AUDITED)
                                     ASSETS

Cash                                         $       292,656   $          174,223
Purchased asset pools, net                         2,041,066            2,156,214
Commercial ventures, net                           8,020,717            8,237,288
Investment real estate                             2,511,815            2,286,667
Notes receivable from related parties                502,780              489,901
Notes receivable other                             7,540,160            3,502,622
Property and equipment, net                          494,067              518,861
Other assets                                         448,554              256,300
Minority interest                                    177,092               83,298
                                             ----------------  -------------------
     Total assets                            $    22,028,907   $       17,705,374
                                             ----------------  -------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                $    11,253,918   $        7,259,332
Accounts payable and accrued expenses                868,733            1,048,254
Deferred tax liability                               254,000              279,000
                                             ----------------  -------------------
      Total liabilities                           12,376,651            8,586,586
                                             ----------------  -------------------

Commitments and contingencies

Stockholders' equity
Preferred Stock, 0.01 par value; 10,000,000 shares authorized; none issued.

Common stock, $.01 par value; 10,000,000
   shares authorized; 3,050,000 shares
   issued.                                            30,500               30,500
Additional paid-in-capital                         6,194,255            6,194,255
Retained earnings                                  3,806,000            3,272,532
Treasury stock, 144,857 shares, at cost             (378,499)            (378,499)
                                             ----------------  -------------------
      Total stockholders' equity                   9,652,256            9,118,788
                                             ----------------  -------------------

Total liabilities and stockholders' equity   $    22,028,907   $       17,705,374
                                             ----------------  -------------------

                          RAMPART CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                            THREE MONTHS ENDED MARCH 31,
                                              ------------------------
                                                 2001         2000
                                              -----------  -----------
Net gain on collections on asset pools        $  327,721   $  233,504
Investment real estate income                  1,179,500       12,800
Commercial ventures income                       732,940      359,759
Project financing income, net                    106,128       18,647
Other income                                         183       25,932
                                              -----------  -----------
     Total revenue                             2,346,472      650,642

Costs of real estate sales                       803,615            -
Operating and other costs                        407,871      424,252
General and administrative expenses              604,181      572,380
Interest expense                                 116,133       11,191
Minority interests                               (93,796)           -
                                              -----------  -----------
Total operating expense                        1,838,004    1,007,823
                                              -----------  -----------
Income (loss) before income tax benefit          508,468     (357,181)
Income tax benefit                                25,000       23,000
                                              -----------  -----------
Net income (loss)                             $  533,468   $ (334,181)
                                              -----------  -----------
Basic net income (loss) per common share      $     0.18       ($0.11)
                                              -----------  -----------
Diluted net income (loss)  per common share   $     0.18       ($0.11)
                                              -----------  -----------
Average common shares outstanding              2,905,143    3,043,169
                                              -----------  -----------

                          RAMPART CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                          --------------------------
                                                              2001          2000
                                                          ------------  ------------
Cash flows from operating activities:
Net income (loss)                                         $   533,468   $  (334,181)
Adjustments to reconcile net income (loss)  to net cash
  provided (used) by operating activities
   Depreciation                                                50,215        36,538
   Accrued interest income                                    (26,541)       (5,879)
   Asset pool costs deducted in net gain on collections       118,337        97,731
   Change in loan loss reserve                                 (3,063)      (41,789)
   Cost of real estate                                        803,615             -
   Minority interests                                         (93,796)            -
Changes in operating assets and liabilities
  Other assets                                               (192,254)      (33,774)
  Accounts payable and accrued expenses                      (126,771)      (95,062)
  Accounts payable to related parties                         (52,750)            -
  Deferred tax liability                                      (25,000)
                                                          ------------  ------------
     Net cash provided (used) by operating activities         985,460      (376,416)
                                                          ------------  ------------

Cash flows from investing activities:
  Purchase of commercial real estate                          (23,770)   (3,425,709)
  Purchase of investment real estate                         (810,723)      (45,723)
  Proceeds from notes receivable from related parties             840           700
  Purchase of notes receivable other                       (4,077,500)            -
  Proceeds from notes receivable other                         52,784         9,934
  Purchase of treasury stock                                        -       (83,606)
  Purchase of asset pools                                        (423)            -
  Proceeds from purchased assessments                             297         7,750
  Purchase of property and equipment                           (3,118)      (51,056)
                                                          ------------  ------------
    Net cash used by investing activities                  (4,861,613)   (3,587,710)
                                                          ------------  ------------

Cash flows from financing activities
  Proceeds from notes payable                               5,028,233     2,210,665
  Payments on notes payable                                (1,033,647)      (90,840)
                                                          ------------  ------------
    Net cash provided by financing activities               3,994,586     2,119,825
                                                          ------------  ------------

Net increase (decrease) in cash                               118,433    (1,844,301)

Cash at beginning of period                                   174,223     2,741,787
                                                          ------------  ------------

Cash at end of period                                     $   292,656   $   897,486
                                                          ------------  ------------

                           RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (UNAUDITED)

NOTE 1 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Interim  financial  information
     -------------------------------

          The accompanying unaudited financial statements have been prepared without audit in accordance with accounting standards generally accepted in the United States of America for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-QSB and
          Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations of interim periods are not necessarily indicative of results to be expected for an entire year. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     Principles  of  Consolidation
     -----------------------------

          The consolidated financial statements include the assets of Rampart Capital Corporation and its wholly owned subsidiaries. The Company owns a 51% interest in a partnership that is reported using the full consolidation method. The consolidated financial statements of the Company include 100% of the assets and liabilities of the partnership and the ownership interests of minority participants are recorded as minority interest. In March of 2001 the company sold a one-half ownership interest in a portion of the residential lots within the Newport project to a Canadian development and investment company. The project is being reported as a joint venture between Rampart and the Canadian company using the equity method of accounting. All material intercompany balances have been eliminated.

     Project  Financing
     ------------------

          Revenues from project financing are reported net of direct financing costs, primarily interest expenses, associated with the financing of each project. The gross project financing revenues and financing costs for the three months ending March 31, 2001 and 2000 are as follows:

                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     2001      2000

                 Gross project financing revenues  $201,326   $18,647
                         Less: Financing costs      (95,198)        -
                                                   ---------  -------
                   Project financing income, net   $106,128   $18,647
                                                   ---------  -------

     Other  income
     -------------

          Other income is comprised of investment income and miscellaneous revenue. Revenue is recognized as earned.

     Reclassifications
     -----------------

          Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. These reclassifications had no effect on the 2000 net loss or stockholders' equity.

                           RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                  (UNAUDITED)

NOTE 2 -  NET  INCOME  (LOSS)  PER  COMMON  SHARE

          Net income (loss) per common share has been computed for all periods presented and is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. There are no common stock equivalents resulting from dilutive stock purchase warrants or options.

NOTE 3 -  ACQUISITIONS

          On January 7, 2000 the Company finalized the acquisition of a 51% interest in Greater Houston Gulf Partners, LTD (the "Partnership). The Partnership was formed to acquire, own, and manage a condominium redevelopment project (the "Project"). In connection with the Project's initial acquisition, the Company made a loan to the Partnership for $1.1 million to provide financing for the acquisition of the Project. The balance of the Project purchase price, and developmental funds were provided to the partnership by a bank loan in the amount of $2.9 million and additional loans of $700,000 by the partners.

NOTE 4 -  SEGMENT  REPORTING

          The Company operates in four business segments: (i) purchased asset pools, (ii) commercial ventures, (iii) investment real estate, and
          (iv) project financing. The purchased asset pools segment involves the acquisition, management, servicing and realization of income from collections on or sales of portfolios of undervalued financial assets, and in some instances real estate the Company may acquire as part of an asset pool or foreclosing on the collateral underlying an acquired real estate debt. The commercial ventures segment involves holding foreclosed and acquired improved real estate for appreciation and the production of income. The investment real estate segment involves holding foreclosed and acquired unimproved real estate for future appreciation and acquiring unimproved real estate in conjunction with short-term funding for developers. The project financing segment is comprised of short-term financing of real estate at high yields and real estate notes held by the Company from financing the sale of Company assets. The notes are fully secured by real estate or other collateral. "Unallocated" represents activities that are general corporate in nature and do not relate specifically to any one segment. Unallocated segment assets are comprised of cash, a related party note receivable, prepaid assets and property and equipment. Unallocated revenue is comprised of interest income generated from overnight money market invested funds and miscellaneous other income. Financial information by reportable operating segment is as follows:

                                        As of and for the three months ended March 31, 2001
                                ------------------------------------------------------------------
                                 Purchased     Commercial   Investment   Project
                                Asset Pools    Ventures    Real Estate   Financing    Unallocated     Totals
                                ------------  -----------  ------------  ----------  -------------  -----------

Revenue                         $    327,721  $  732,940   $  1,179,500  $  106,128  $        183   $ 2,346,472
Segment profit (loss)                197,304    (159,169)       447,132     100,089       (76,888)      508,468
Segment assets                     2,041,066   8,020,717      2,511,815   8,040,276     1,415,033    22,028,907
Depreciation and amortization              -      22,617              -           -        27,598        50,215
Capital expenditures                     423      23,770        810,723   4,077,500         3,118     4,915,534
Interest expense                           -      81,555         15,538           -        19,040       116,133

                                        As of and for the three months ended March 31, 2000
                                ------------------------------------------------------------------
                                 Purchased     Commercial    Investment    Project
                                Asset Pools    Ventures     Real Estate   Financing    Unallocated      Totals
                                ------------  -----------  -------------  ----------  -------------  ------------
Revenue                         $    233,504  $  359,759   $     12,800   $   18,647  $     25,932   $   650,642
Segment profit (loss)                 46,521    (284,214)       (34,416)      13,088       (98,160)     (357,181)
Segment assets                     2,384,858   7,066,583      1,451,612    1,298,338     1,403,286    13,604,677
Depreciation and amortization              -      16,548              -            -        19,990        36,538
Capital expenditures                       -   3,425,709         45,723            -        51,056     3,522,488
Interest expense                           -       2,664          7,067            -         1,460        11,191

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

RESULTS  OF  OPERATIONS

THREE  MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenues increased $1,695,830 from $650,642 during the quarter ending March 31, 2000 to $2,346,472 during the first quarter of 2001. The increase in revenues consisted of growth in commercial ventures revenues of $373,181, in investment real estate revenues of $1,166,700, in project financing revenues of $87,481, and in net gain on collections on asset pools of $94,217, offset by a decrease in unallocated revenues of $25,749. The increase in commercial ventures revenue was primarily due to increases of approximately $46,000 at the Newport Golf Club and Conference Center ("Newport") operations, of approximately $35,000 in rentals from our Dallas retail center, and an increase of approximately $288,000 in residential unit sales from the condominium redevelopment project. The increase in investment real estate revenues of $1,166,700 was mainly due to the sale of a 50% ownership interest in 431 residential lots within the Newport project to a Canadian development and investment company and 12 additional lots to a local real estate developer, for which there were no corresponding sales in the first quarter of 2000. The increase in revenues for project financing of $87,481 was due to increased lending activity combined with a wider spread between our cost of capital and our lending rates on financing projects. On March 31, 2001 we had $8,040,276 in project loans compared to $1,298,338 on March 31, 2000. Revenues from net gain on collections on asset pools increased by $94,217 in the first quarter of 2001 compared to the same period in 2000 because of higher collections activity in that segment.

Costs of real estate sales were $803,615 higher in the current period because of sales of both commercial and investment real estate in the quarter ending March 31, 2001 as compared to no sales activities in the same quarter of 2000. The cost of commercial real estate sold was $218,037, which came from the sale of residential units in the condominium redevelopment project. The cost of investment real estate sold was $585,578, which was the cost of the lots sold in the Newport project.

Operating and other costs decreased by $16,381 from $424,252 incurred during the quarter ending March 31, 2000 to $407,871 for the same period in 2001. These costs relate to the costs of operations at Newport. Even though the Newport revenues increased $45,645 in the first quarter of 2001 compared to the first quarter of 2000, the direct costs of the Newport operations decreased due to improved cost controls effected by management.

General and administrative expenses ("G&A") increased $31,801 from $572,380 in the first quarter of 2000 to $604,181 in the same period of 2001. The primary reason for the increase in G&A expenses was due to the condominium redevelopment project being marketed in 2001 as opposed to redevelopment in 2000. G&A expenses of the condominium redevelopment project were up approximately $97,000 in the first quarter of 2001 compared to the same period in 2000. G&A expenses at Newport were higher by $15,000. However, the general, unallocated G&A expenses were lower by approximately $80,000, primarily due to significant decreases in several G&A expense categories including lower accounting fees by approximately $32,000, lower SEC compliance costs by approximately $22,000, and lower franchise taxes by approximately $18,000.

Minority interests expense reduced total operating expenses by $93,796 for the three months ended March 31, 2001 with no such amount reported for the comparable period last year. Minority interests expense represents the minority partners' share of the condominium redevelopment project's revenues and expenses. The decrease in minority interests expense from the condominium redevelopment project almost completely offset the increased G&A expense from the same project.

Interest expense increased $104,942 from $11,191 in the first quarter of 2000 to $116,133 for the same period in 2001. The majority of the increase in interest expense was attributable to the commercial ventures segment, which reported a total interest increase of approximately $79,000. The largest portion of this increased interest expense was from the condominium redevelopment project, which contributed approximately $63,000. This increased interest was the result of financing the construction costs of the project's residential units, which were completed in September 2000. The Newport project also reported higher interest expense of approximately $16,000 due to financing of improvements to the Golf Course and Convention Center. We incurred approximately $26,000 more in interest charges during the quarter ending March 31, 2001 as compared to the same period in 2000, approximately $8,500 of which was for acquisitions in our investment real estate segment and approximately $17,500 for general operations.

Our net income before income taxes increased $865,649 from a loss of $(357,181) during the first quarter of 2000 to a gain of $508,468 for the same period in 2001. The increased income consisted of $125,045 from commercial ventures, $481,548 from investment real estate, $87,001 from project financing activities, and $150,783 from net gain on collections on asset pools. There was an additional increase of $21,272 in net income before income taxes from revenues and expenses not allocated in any specific segment. Higher net income before income taxes in the commercial venture segment primarily resulted from a smaller loss from the Newport project of approximately $137,000. The increase from investment real estate was due primarily to increased sales of residential lots from the Newport project, resulting in higher net income before income taxes of approximately $504,000. Project financing reported higher net income because of more loan activity. The increase in net income from net gains on collections of purchased asset pools was due to increased collection activities and lower allocated costs charged to expense for asset pools collected.

Income tax benefit was $23,000 in 2000 compared to $25,000 in 2001. We have available a significant net operating loss carryforward which was primarily generated from the acquisition of certain corporate subsidiaries and assets of MCorp Trusts. Due to the availability of net operating loss carry forwards and other net deferred tax assets, we offset our taxable income during 2000 and 2001 and adjusted its valuation allowance accordingly.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash and cash equivalents of $292,656 at March 31, 2001 compared to $174,223 at December 31, 2000.

The amount of investment in Newport and the condominium redevelopment project decreased from $3,425,709 during the first quarter of 2000 to $23,770 during the same period in 2001. We invested $810,723 into the purchase of investment real estate, one-half of which was immediately resold to the Canadian investment and development company. We also invested $4,077,500 in new project financing loans during the first quarter of 2001, compared to no investment in this segment during the same period in 2000.

Due to the capital-intensive nature of our business, we have experienced, and expect to continue to experience substantial working capital needs. Washington Mutual Bank has provided financing for two of our project financing loans and is currently evaluating several others. During the period ended March 31, 2001, Washington Mutual provided us with $2,800,000 in financing for new financing projects secured by first mortgage liens on real estate. Additional funds of $700,000 were provided through our revolving credit facility. Additional project financing activities are planned for the remainder of 2001. At present there are more candidates for project financing than we have resources available to fund.

We renewed our $5,000,000 revolving promissory note to mature on June 29, 2001. This revolving credit facility is secured by notes receivable and real estate in the purchased asset pools, commercial and investment real estate, notes receivable from project financing, and equipment. Principal is payable at maturity with interest payable monthly at the bank's prime rate plus 1.0% per annum (10.5% and 9.0% as of December 31, 2000 and March 31, 2001, respectively). During the first quarter of 2001, we borrowed an additional $1,820,000 and paid back $500,000 under our revolving credit facility. The additional borrowing consisted of $700,000 for the project financing segment, $720,000 for the investment real estate segment, and $400,000 for general operating needs. Management is negotiating with several financial institutions to increase the availability under our credit facilities. Our revolving credit facility provides for certain financial covenants. As of the filing date of this quarterly report, we are in compliance with the covenants.

STOCK  REPURCHASE  PLAN

On January 11, 2000, the Board of Directors approved a stock repurchase plan under rule 10b-18 of the Securities Exchange Act of 1934, for the purchase of up to $2.0 million worth of our outstanding common stock in open market transactions. Acquired shares will be held as treasury stock, and will be available for future acquisitions, financing or awards as granted under our 1998 Stock Compensation Plan. As of March 31, 2000, we had acquired 21,974 shares at a total cost of $83,606 or $3.80 per share. At March 31, 2001 our treasury share holdings were 144,857 shares at a cost of $378,499, or $2.61 per share. We intend to continue repurchasing shares subject to SEC restrictions.

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

                           PART II. OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On March 15, 2001, we extended the expiration date of our publicly traded common stock purchase warrants from March 21, 2001 to June 30, 2002.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits - See "Index of Exhibits" below which lists the documents filed as exhibits herewith.
(b) Reports on Form 8-K - registrant was not required to file a Form 8-K during the quarter ended March 31, 2001.


                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rampart  Capital  Corporation

By:  /s/  C.  W.  JANKE                                         May  10,  2001
     C.  W.  Janke
     Chairman  of  the  Board
     Chief  Executive  Officer
     (Principal  Executive  Officer)

By:  /s/  J.  H.  CARPENTER                                     May  10,  2001
     J.  H.  Carpenter
     President
     Chief  Operating  Officer

By:  /s/  CHARLES  F.  PRESLEY                                  May  10,  2001
     Charles  F.  Presley
     Vice-President
     Chief  Financial  Officer
     Treasurer
     (Principal  Financial  Officer)

                           RAMPART CAPITAL CORPORATION
                             EXHIBITS TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                INDEX OF EXHIBITS


EXHIBIT
  NO.                                  DESCRIPTION
  ---                                  -----------
3.1 Restated Articles of Incorporation (Exhibit 3.1 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
3.2 Bylaws (Exhibit 3.2 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
4.1 Form of Warrant Agreement Between Rampart and American Stock Transfer and Trust Company (Exhibit 4.1 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
4.2 First Amendment of Warrant Agreement (Exhibit 4.1 to Rampart's Form 8-K filed April 12, 2001 (File No. 1-15277) and incorporated herein by reference).
10.1 1998 Stock compensation Plan - Revised June 24, 1999 (Exhibit 10.1 to Ramparts Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference).
10.2 Share Transfer Restriction Agreement (Exhibit 10.2 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
*10.3 Tenth Amendment to Loan Agreement with Southwest Bank of Texas N. A., amended April 30, 2000.
10.4 Purchase and Sale Agreement for Newport Assets (Exhibit 10.8 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
10.5 Janke Family Partnership, Ltd. Note for Newport assets purchase (Exhibit 10.9 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
10.6 Purchase Agreement for Newport Assets (Exhibit 10.10 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
10.7 Loan Agreement between IGBAF, Inc. and Bank United (Exhibit 10.7 to Rampart's Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference).
21.1 Subsidiaries of Registrant (Exhibit 21.1 to Rampart's Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference).

___________________________________
   *   Filed  herewith.