Form 10QSB
period 2001-06-30
RAMPART CAPITAL CORP
filed 2001-08-13
CIK 1074681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM - 10QSB


[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  June  30,  2001

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

          As of July 24, 2001, the number of shares outstanding of the registrant's only class of common stock was 2,905,143 after deducting 144,857 shares of common stock held in treasury.

Transitional  Small  Business  Disclosure  Format  (check  one):

          Yes  [ ]
          No   [x]

                                      INDEX

PART  I.  FINANCIAL  INFORMATION

Item 1. Unaudited Consolidated Financial Statements Page No. Consolidated Balance Sheets at June 30, 2001
             (Unaudited)  and  December  31,  2000  (Audited) . . . . . . . . .2
             Unaudited Consolidated Statements of Operations for the
             Three  Months  and  Six  Months ended June 30, 2000 and
             2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
             Unaudited  Consolidated  Statements  of Cash Flows for
             the Six Months ended June  30,  2000  and  2001. . . . . . . . . .4
             Notes to the Unaudited Consolidated Financial Statements . . . . .5

Item  2.     Management's Discussion and Analysis of Results of
             Operations and Financial  Condition. . . . . . . . . . . . . . . .7

PART  II.    OTHER  INFORMATION

Item  4.     Submission of Matters to a Vote of Security Holders. . . . . . . 10

Item  6.     Exhibits  and Reports on Form 8-K . . . . . . . . . . . . . . . .10
             Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .11

                              RAMPART  CAPITAL  CORPORATION

                              CONSOLIDATED  BALANCE  SHEET


                                                       JUNE 30, 2001    DECEMBER 31, 2000
                                                      ---------------  -------------------
                                                        (UNAUDITED)         (AUDITED)
                                         ASSETS

Cash                                                  $      717,787   $          174,223
Purchased asset pools, net                                 1,945,991            2,156,214
Commercial ventures, net                                   7,767,688            8,237,288
Investment real estate                                     2,373,346            2,286,667
Notes receivable from related parties                        516,721              489,901
Notes receivable project financing                         9,109,523            3,502,622
Property and equipment, net                                  466,319              518,861
Other assets                                                 579,140              256,300
Minority interest                                            201,624               83,298
                                                      ---------------  -------------------
     Total assets                                     $   23,678,l39   $       17,705,374
                                                      ---------------  -------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                         $   11,660,417   $        7,259,332
Notes payable to related parties                             668,990                    -
Accounts payable and accrued expenses                        759,666            1,048,254
Deferred tax liability                                       229,000              279,000
                                                      ---------------  -------------------
     Total liabilities                                    13,318,073            8,586,586
                                                      ---------------  -------------------

Commitments and contingencies

Stockholders' equity
     Preferred Stock, $0.01 par value; 10,000,000
        shares authorized; none issued.                            -                    -
     Common stock, $0.01 par value; 10,000,000
        shares authorized; 3,050,000 shares issued.           30,500               30,500
     Paid-in-capital                                       6,194,255            6,194,255
     Retained earnings                                     4,513,810            3,272,532
     Treasury stock, 144,857 shares, at cost                (378,499)            (378,499)
                                                      ---------------  -------------------
          Total stockholders' equity                      10,360,066            9,118,788
                                                      ---------------  -------------------
Total liabilities and stockholders' equity            $   23,678,139   $       17,705,374
                                                      ---------------  -------------------

                              RAMPART CAPITAL CORPORATION

                       CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                      (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                              ------------------------  ------------------------
                                                 2001         2000         2001         2000
                                              -----------  -----------  -----------  -----------
Net gain on collections on asset pools        $  344,617   $  199,081   $  672,338   $  432,584
Investment real estate income                    774,060       14,698    1,953,560       27,498
Commercial ventures income                       836,776      563,599    1,569,716      923,359
Project financing income, net                    228,320       51,544      334,448       70,101
Other income (expense)                             6,807       (5,031)       6,991       20,991
                                              -----------  -----------  -----------  -----------
     Total revenue                             2,190,580      823,891    4,537,053    1,474,533

Costs of real estate sales                       359,674       47,470    1,163,288       47,470
Operating and other costs                        535,792      524,522      943,664      948,774
General and administrative expenses              476,830      564,922    1,081,012    1,137,303
Interest expense                                 160,006       12,459      276,139       23,650
Minority interests                               (24,532)           -     (118,328)           -
                                              -----------  -----------  -----------  -----------
     Total operating expense                   1,507,770    1,149,373    3,345,775    2,157,197
                                              -----------  -----------  -----------  -----------
Net income (loss) before income tax benefit      682,810     (325,482)   1,191,278     (682,664)
Income tax benefit                                25,000            -       50,000       23,000
                                              -----------  -----------  -----------  -----------
     Net income (loss)                        $  707,810   $ (325,482)  $1,241,278   $ (659,664)
                                              -----------  -----------  -----------  -----------
Basic net income (loss) per common share      $     0.24       ($0.11)  $     0.43       ($0.22)
                                              -----------  -----------  -----------  -----------
Diluted net income (loss) per common share    $     0.24       ($0.11)  $     0.43       ($0.22)
                                              -----------  -----------  -----------  -----------
Average common shares outstanding              2,905,143    2,999,458    2,905,143    2,978,112
                                              -----------  -----------  -----------  -----------

                          RAMPART CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                             --------------------------
                                                                 2001          2000
                                                             ------------  ------------
Cash flows from operating activities:
Net income (loss)                                            $ 1,241,278   $  (659,664)
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
   Depreciation                                                  100,424        76,793
   Asset pool costs deducted in net gain on    collections       222,371       194,514
   Change in loan loss reserve                                   (13,063)      (41,789)
   Cost of real estate                                         1,163,288        54,574
   Other costs capitalized                                        (4,362)     (109,630)
   Minority interests                                           (118,328)            -
Changes in operating assets and liabilities:
   Other assets                                                 (322,840)      (88,246)
   Accrued interest income                                      (153,176)      (66,565)
   Accrued net income from joint venture                         (10,307)            -
   Accounts payable and accrued expenses                          38,332       (56,392)
   Accounts payable to related parties                          (326,919)            -
   Accrued interest expense                                       73,181             -
   Deferred tax liability                                        (50,000)            -
                                                             ------------  ------------
      Net cash provided (used) by operating activities         1,839,879      (696,405)
                                                             ------------  ------------

Cash flows from investing activities:
   Purchase of commercial real estate                            (40,229)   (4,338,498)
   Reimbursed costs previously capitalized                       112,270             -
   Purchase of investment real estate                           (953,227)       (5,896)
   Proceeds from notes receivable from related parties               618         1,610
   Distributions from equity investments                          66,554             -
   Purchase of notes receivable                               (8,271,744)   (2,453,125)
   Proceeds from notes receivable                              2,790,581        30,303
   Purchase of treasury stock                                          -      (193,845)
   Purchase of asset pools                                          (678)       (6,647)
   Proceeds from purchased assessments                             5,596        17,285
   Purchase of property and equipment                             (3,311)     (196,926)
                                                             ------------  ------------
      Net cash used by investing activities                   (6,293,210)   (7,145,739)
                                                             ------------  ------------

Cash flows from financing activities:
   Proceeds from notes payable to related parties                660,000             -
   Proceeds from notes payable                                 7,663,007     6,559,890
   Payments on notes payable                                  (3,326,112)   (1,131,090)
                                                             ------------  ------------
      Net cash provided by financing activities                4,996,895     5,428,800
                                                             ------------  ------------

Net increase (decrease) in cash                                  543,564    (2,413,344)

Cash at beginning of period                                      174,223     2,741,787
                                                             ------------  ------------

Cash at end of period                                        $   717,787   $   328,443
                                                             ------------  ------------


Supplemental cash flow information:
     Cash paid for interest                                  $   202,958   $    23,650
                                                             ------------  ------------

                           RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

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

          In March and June of 2001 the company sold a one-half ownership interest in a majority of its residential lots and acreage within the Newport project to a Canadian development and investment company. The project is being reported as a joint venture between Rampart and the Canadian company using the equity method of accounting. All material intercompany balances have been eliminated.

     Project  Financing
     ------------------

          Revenues from project financing are reported net of direct financing costs, primarily interest expense, associated with the financing of each project. The gross project financing revenues and financing costs for the six months ending June 30, 2001 and 2000 are as follows:

                                                   Six Months Ended
                                                      June 30,
                                                    2001       2000
                                                 ---------------------

               Gross project financing revenues  $ 572,692   $124,850
               Less: Financing costs              (238,244)   (54,749)
                                                 ----------  ---------
               Project financing income, net     $ 334,448   $ 70,101
                                                 ----------  ---------

     Other  income
     -------------

          Other income is comprised of investment income and miscellaneous revenue. Other income is recognized as earned.

     Reclassifications
     -----------------

          Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. Financing costs incurred in financing projects are reported as reductions in project financing revenues, whereas in 2000 these financing costs had been reported as interest expense. These reclassifications had no effect on the 2000 net loss or stockholders' equity.

                           RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

                                  (UNAUDITED)


NOTE 2 -  NET  INCOME  (LOSS)  PER  COMMON  SHARE

          Net income (loss) per common share has been computed for all periods presented and is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. There are no common stock equivalents resulting from dilutive stock purchase warrants or options, thus basic and diluted earnings
          (loss)  per  share  are  the  same  for  all  periods  presented.


NOTE 3 -  ACQUISITIONS

          On January 7, 2000, the Company finalized the acquisition of a 51% interest in Greater Houston Gulf Partners, LTD (the "Partnership). The Partnership was formed to acquire, own, and manage a condominium redevelopment project (the "Project"). In connection with the Project's initial acquisition, the Company made a loan to the Partnership for $1.1 million to provide financing for the acquisition of the Project. The balance of the Project purchase price and developmental funds were provided to the Partnership by a bank loan in the amount of $2.9 million and additional loans of $700,000 by the partners.


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

                                                            As  of  and  for  the  Six  months  ended  June  30,  2001
                                             ----------------------------------------------------------------------------------
                                              Purchased     Commercial    Investment     Project
                                             Asset Pools     Ventures     Real Estate   Financing    Unallocated      Totals
                                             ------------  ------------  -------------  ----------  -------------  ------------
Revenue                                      $    672,338  $ 1,569,716   $  1,953,560   $  334,448  $      6,991   $ 4,537,053
Segment profit (loss)                             476,526     (304,557)       882,727      317,580      (180,998)    1,191,278
Identifiable assets                             1,945,991    8,191,902      2,373,346    9,623,357     1,543,543    23,678,139
Depreciation and amortization                           -       91,247              -            -         9,177       100,424
Capital expenditures                                    -       40,227              -            -         3,311        43,538
Investment in segment assets                          678            -        953,227    5,200,000             -     6,153,905
Interest expense                                      106      198,441         34,640            -        42,952       276,139

                                                            As  of  and  for  the  Six  months  ended  June  30,  2000
                                             ----------------------------------------------------------------------------------
                                              Purchased     Commercial    Investment     Project
                                             Asset Pools     Ventures     Real Estate   Financing    Unallocated      Totals
                                             ------------  ------------  -------------  ----------  -------------  ------------
Revenue                                      $    432,584  $   923,359   $     27,498   $   70,101  $     20,991   $ 1,474,533
Segment profit (loss)                             107,177     (627,638)       (52,852)      62,407      (171,758)     (682,664)
Identifiable assets                             2,283,830    8,371,849      1,986,749    3,325,490       548,683    16,516,601
Depreciation and amortization                           -       67,582              -            -         9,211        76,793
Capital expenditures                                    -    4,503,100              -            -        33,325     4,536,425
Investment in segment assets                        6,647            -        115,526    2,453,125             -     2,575,298
Interest expense                                        -       23,650              -            -             -        23,650

                           RAMPART CAPITAL CORPORATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION


RESULTS  OF  OPERATIONS

SIX  MONTHS  ENDED  JUNE  30,  2001  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2000


Revenues increased $3,062,520 from $1,474,533 during the six months ending June 30, 2000 to $4,537,053 during the first half of 2001. The increase in revenues consisted of growth in commercial ventures revenues of $646,357, in investment real estate revenues of $1,926,062, in project financing revenues of $264,347, and in net gain on collections on asset pools of $239,754, which increases were partially offset by a decrease in unallocated revenues of $14,000. The increase in commercial ventures revenues of $646,357 was primarily due to increases of approximately $130,000 at the Newport Golf Club and Conference Center operations, of approximately $56,000 in rentals from our Dallas and San Antonio retail centers, and of approximately $460,000 in residential unit sales from the condominium redevelopment project. The increase in investment real estate revenues of $1,926,062 was mainly due to the sale of a 50% ownership interest in 768 residential lots and 8 tracts of land within the Newport project to a Canadian development and investment company and the sale of 12 additional lots to a local real estate developer, for which there were no corresponding sales in the first six months of 2000. The increase in revenues for project financing of $264,347 was due to increased lending activity combined with a wider spread between our cost of capital and our lending rates on financing projects. On June 30, 2001, we had $9,604,382 in project loans compared to $3,793,136 on June 30, 2000. Revenues from net gain on collections on asset pools increased by $239,754 in the first half of 2001 compared to the same period in 2000 because of higher collections activity in that segment.

Costs of real estate sales were $1,115,818 higher in the six-month period ending June 30, 2001 compared to the same period in 2000. The primary reason for this increase was the cost of investment real estate sold from the Newport project of $795,332 during the first six months of 2001 compared to no cost of sales of investment real estate in the corresponding period in 2000. The cost of commercial real estate sold by the condominium project in the current period was $320,486 higher than in the first six months of 2000. The cost of commercial real estate sold in the first six months of 2001 was $367,956 compared to only $47,470 in the same period in 2000.

Operating and other costs decreased by $5,110 from $948,774 during the six months ending June 30, 2000 to $943,664 for the same period in 2001. Costs of operations at Newport decreased by $86,074 during the first half of 2001 compared to the same period in 2000. The decrease in operational and other costs at Newport Golf Club and Conference Center was primarily due to increased operating efficiencies resulting from the discontinued use of an outside management company in favor of internal management. These decreases in operational and other direct costs at Newport Golf Club and Conference Center occurred even with increases in revenues of $130,517 from the first half of 2001 compared to the same period in 2000. Operating and other costs increased at the condominium project by $77,715 from $7,104 for the six months ended June 30, 2000 to $84,819 for the period ended June 30, 2001. The condominiums were being redeveloped during the first half of 2000 and were available for sale during 2001. All other operating and other costs increased by $3,249 during the first half of 2001 as compared to the same period in 2000.

General and administrative expenses ("G&A") decreased $56,291 from $1,137,303 in the first six months of 2000 to $1,081,012 in the same period of 2001. The decrease was almost entirely due to the reversal of accrued homeowners' assessments in the amount of $59,327 at the condominium redevelopment project. The project's homeowners' association cancelled the assessments as a result of flooding and subsequent inhabitability of the condominium. The condominium units are being restored through the use of flood insurance proceeds provided by the homeowners' association. Monthly assessments are expected to be reinstated after the flood restoration is completed.

Interest expense increased $252,489 from $23,650 in the first half of 2000 to $276,139 for the same period in 2001. This increase in interest expense was almost entirely attributable to the condominium redevelopment project, which reported an interest expense increase of $257,388. The increased interest from the condominium project was the result of capitalizing the interest costs during the construction period during 2000 through September of that year, and expensing interest in 2001.

Minority interests expense reduced total operating expenses by $118,328 for the six months ended June 30, 2001 with no corresponding expense reported for the comparable 2000 period. Minority interests expense represents the minority partners' share of the condominium redevelopment project's revenues and expenses. Minority interest expense did not occur during the first six months of 2000 because the construction phase of the condominium project was not yet complete at June 30, 2000.

Our net income before income taxes increased $1,873,942 from a loss of $(682,664) during the first half of 2000 to net income of $1,191,278 for the same period in 2001. The increased income consisted of $323,081 from commercial ventures, $935,579 from investment real estate, $255,173 from project financing activities, and $369,349 from net gain on collections on asset pools. There was a decrease of $(9,240) in net income before income taxes from revenues and expenses not allocated in any specific segment. Higher net income before income taxes in the commercial venture segment primarily resulted from a smaller loss from Newport Golf Course and Conference Center of approximately $375,000. The increase from investment real estate was due primarily to increased sales of residential lots and tracts of land from the Newport project, which resulted in higher net income before income taxes of approximately $992,000. The increased net income from the project financing segment was due to increased loan activity. The increase in net income from net gains on collections on asset pools was mainly due to increased collection activities and lower allocated costs charged to expense for asset pools collected.

Income tax benefit was $23,000 in 2000 compared to $50,000 in 2001. We have available a significant net operating loss carryforward which was primarily generated from the acquisition of certain corporate subsidiaries and assets of MCorp Trusts. Due to the availability of net operating loss carry forwards and other net deferred tax assets, we offset our taxable income during 2000 and 2001 and adjusted its valuation allowance accordingly.


THREE  MONTHS  ENDED  JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenues increased $1,366,689 from $823,891 during the three months ending June 30, 2000 to $2,190,580 during the second quarter of 2001. The increase in revenues consisted of growth in commercial ventures revenues of $273,177, investment real estate revenues of $759,362, project financing revenues of $176,865, net gain on collections on asset pools of $145,536, and other income of $11,749. The increase in commercial ventures revenues was primarily due to increased revenues from Newport of $84,871, from the condominium project of $171,547, and from the Dallas and San Antonio retail centers of $16,760. The increase in investment real estate revenues was mainly due to the sale of residential lots and tracts of land in 2001 of $751,842 for which there were no corresponding sales during the second quarter of 2000. Project financing net revenues were up due to higher lending levels during the second quarter of 2001 compared to the same quarter in 2000. The increase in net gain on collections on asset pools was principally due to the timing of collections in normal business operations.

Cost of real estate sales increased by $312,204 from $47,470 for the three months ending June 30, 2000 to $359,674 for the same period in 2001. The increase consisted of $102,450 higher costs of residential units sold by the condominium project and an increased cost of investment real estate sales at Newport of $209,754 during the second quarter of 2001 for which there were no corresponding sales in the same quarter of 2000.

Operating and other costs increased by $11,270 from $524,522 incurred during the quarter ending June 30, 2000 and $535,792 for the same period in 2001. During the second quarter of 2001, the operating and other costs at Newport Golf Course and Conference Center decreased by $27,672 while the operating costs at the condominium redevelopment project increased by $38,942 due to additional sales activity during the second quarter of 2001 as compared to the second quarter of 2000.

General and administrative expenses ("G&A") decreased $88,092 from $564,922 in the second quarter of 2000 to $476,830 in the same period of 2001. The decrease was almost completely due to the reversal of accrued homeowners' assessments in the amount of $59,327 at the condominium redevelopment project. The project's homeowners' association cancelled the assessments as a result of flooding and subsequent inhabitability of the condominium units. These units are being restored through the use of flood insurance proceeds provided by the homeowners' association. Monthly assessments are expected to be reinstated after the flood restoration is completed. The remainder of the decrease is predominantly explained by a decrease in portfolio review and asset investigative research expense of approximately $13,000.

Interest expense increased by $147,547 from $12,459 to $160,006 during the second quarter of 2001 as compared to the same period in 2000. This increase was almost entirely attributable to the condominium project where the interest expense during the second quarter of 2001 was $144,877 with no corresponding interest expense during the same quarter of 2000. All interest expense incurred by the condominium redevelopment project was capitalized into the cost of the condominium units until construction was complete in September 2000.

Minority interests expense reduced total operating expenses by $24,532 during the second quarter of 2001. There was no minority interests expense during the second quarter of 2000. Minority interests expense represents the minority partners' share of the condominium redevelopment project's revenues and expenses. Minority interest expense did not occur during the second quarter of 2000 because the construction phase of the condominium project was not yet complete at June 30, 2000.

The net income before income taxes increased $1,008,292 from a net loss of $(325,482) during the second quarter of 2000 to a net income of $682,810 for the same period in 2001. The increased net income consists of $198,036 from commercial ventures, $454,031 from investment real estate, $168,171 from project financing, $218,566 from net gain on collections on asset pools, which increases were partially offset by an increased loss from unallocated profits of $(30,512). The increased net income before income taxes on commercial ventures was primarily due to reduced losses of $215,365 from Newport Golf Course and Convention Center during the second quarter of 2001 as compared to the same period in 2000. The condominium redevelopment's loss increased by $22,604 in the second quarter of 2001 over the second quarter of 2000, which loss was offset by the Dallas and San Antonio retail centers increased earnings of $19,231. The $474,303 increase in earnings from investment real estate was primarily due to sales in 2001 for which there were no recurring sales in 2000. The increase in earnings from project financing and net gain on collections on asset pools were related to increased activities in both segments.

Income tax benefit was $25,000 in the second quarter of 2001 compared to no income tax benefit recorded in the second quarter of 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash and cash equivalents of $717,787 at June 30, 2001 compared to $174,223 at December 31, 2000.

During 2001, we continued to invest a substantial portion of our cash reserves in various projects, most notably was a $5.2 million investment in several short-term bridge financing loans. This short-term bridge financing of real estate are high yield loans and are fully secured by real estate or other collateral. Cash flow from financing activities during the first half of 2001 was $5.0 million. Part of our financing consisted of several first lien notes totaling $3.8 million at a prime plus 2% to prime plus 2.5% interest rate from a national lending institution and $660,000 in second lien notes from related parties bearing 18% interest, with both the first and second lien notes secured by the real estate secured loans we originated. The remainder of the financing consisted of $2.1 million in draws against our revolving credit facility, of which $700,000 was used to provide secured bridge financing loans with the balance used to purchase additional lots at Newport and to provide general working capital to fund operations.

Due to the capital-intensive nature of our business, we have experienced, and expect to continue to experience substantial working capital needs. Future cash flows from operations and future borrowings available under our revolving credit facility will be sufficient to fund our capital expenditures and working capital requirements, as they currently exist. However, demand for our real estate secured bridge financing exceeds our availability from current sources.

On June 30, 2001, we renewed our revolving credit facility to mature on December 31, 2001. This revolving credit facility is secured by notes receivable and real estate in purchased asset pools, commercial and investment real estate, notes receivable from project financing, and equipment. Principal is payable at maturity with interest payable monthly at the bank's prime rate plus 1.0% per annum (7.75% and 10.50% as of June 30, 2001 and December 31, 2000, respectively). Management is negotiating with other financial institutions to increase the amount of credit facilities available. The revolving credit facility provides for certain financial covenants. As of the filing date of this quarterly report, we are in compliance with these covenants.

STOCK  REPURCHASES

On January 11, 2000, the Board of Directors approved a stock repurchase plan under Rule 10b-18 promulgated under the Securities Exchange Act of 1934, for the purchase of up to $2.0 million worth of our outstanding common stock in open market transactions. Acquired shares will be held as treasury stock, and will be available for future acquisitions and financing or for awards granted under our 1998 Stock Compensation Plan. As of June 30, 2001, we had acquired 144,587 shares at a total cost of $378,499 or $2.62 per share. We intend to continue repurchasing shares subject to SEC restrictions and the American Stock Exchange continued listing requirements.

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

                           PART II. OTHER INFORMATION

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

At the Annual Meeting of Shareholders held June 29, 2001, the shareholders elected the six persons nominated for election to the Company's Board of Directors and ratified the selection of Pannell Kerr Forster of Texas, P.C. as our independent public auditors. The results of the election were as follows:

1.     Election  of  Directors

                                         Number of Shares Voted
                                     -----------------------------
           Name and Nominee             For     Against  Abstained
-----------------------------------  ---------  -------  ---------

Charles W. Janke                     2,859,513   18,600     27,030
J. H. (Jim) Carpenter                2,859,513   18,600     27,030
James W. Christian                   2,859,513   18,600     27,030
James J. Janke                       2,859,513   18,600     27,030
Robert A. Shuey, III                 2,859,513   18,600     27,030
William F. Mosley                    2,859,513   18,600     27,030

2.     Ratification  of  Independent  Auditors

                                         Number of Shares Voted
                                     -----------------------------
      Name of Accounting Firm           For     Against  Abstained
-----------------------------------  ---------  -------  ---------
Pannell Kerr Forster of Texas, P.C.  2,877,013    1,100     27,030
-----------------------------------  ---------  -------  ---------


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits - See "Index of Exhibits" below which lists the documents filed as exhibits herewith.
(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rampart  Capital  Corporation

By:  /s/  C.  W.  JANKE                                        August 13, 2001
     C.  W.  Janke
     Chairman  of  the  Board
     Chief  Executive  Officer
     (Principal  Executive  Officer)

By:  /s/  J.  H.  CARPENTER                                    August 13, 2001
     J.  H.  Carpenter
     President
     Chief  Operating  Officer

By:/s/  CHARLES  F.  PRESLEY                                   August 13, 2001
     Charles  F.  Presley
     Vice-President
     Chief  Financial  Officer
     Treasurer
     (Principal  Financial  Officer)

                           RAMPART CAPITAL CORPORATION
                             EXHIBITS TO FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                INDEX OF EXHIBITS

   EXHIBIT
     NO.                     DESCRIPTION
     ---                     -----------
     3.1 Restated Articles of Incorporation (Exhibit 3.1 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
     3.2 Bylaws (Exhibit 3.2 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
     4.1 Form of Warrant Agreement Between Rampart and American Stock Transfer and Trust Company (Exhibit 4.1 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
     4.2 First Amendment of Warrant Agreement (Exhibit 4.1 to Rampart's Form 8-K filed April 12, 2001 (File No. 1-15277) and incorporated herein by reference).
   *10.3 Eleventh Amendment to Loan Agreement with Southwest Bank of Texas N. A., amended June 30, 2001.



_______________________________
*   Filed  herewith.