Form 10QSB
period 2001-09-30
RAMPART CAPITAL CORP
filed 2001-11-13
CIK 1074681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM - 10QSB


[ x ] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT
      OF  1934

For  the  quarterly  period  ended  September  30,  2001

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

          As of Oct 24, 2001, the number of shares outstanding of the registrant's only class of common stock was 2,905,143 after deducting 144,857 shares of common stock held in treasury.

Transitional  Small  Business  Disclosure  Format  (check  one):

          Yes   [   ]
          No    [ x ]


INDEX

PART  I.  FINANCIAL  INFORMATION

Item 1. Unaudited Consolidated Financial Statements
        Consolidated Balance Sheets at September 30, 2001 (Unaudited) and December 31, 2000 (Audited). . . . . . . .   2
        Unaudited Consolidated Statements of Operations for the Three Months and Nine Months ended
              September 30, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
        Unaudited Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2001 and 2000. . . .   4
        Notes to the Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .   5

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition. . . . . . . . . . . .   8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                           RAMPART CAPITAL CORPORATION

                           CONSOLIDATED BALANCE SHEET



                                               SEPTEMBER      DECEMBER
                                               30, 2001      31, 2000
                                              -----------   ------------
                                              (UNAUDITED)    (AUDITED)


                                   ASSETS

Cash                                            $   940,014   $   174,223
Purchased asset pools, net                        1,643,870     2,156,214
Commercial ventures, net                          7,785,443     8,237,288
Investment real estate                            2,452,400     2,286,667
Notes receivable from related parties, net          151,799       489,901
Notes receivable project financing                8,256,272     3,502,622
Property and equipment, net                         458,151       518,861
Other assets                                        647,397       256,300
Minority interest                                   190,413        83,298
                                                ------------  ------------
     Total assets                               $22,525,759   $17,705,374
                                                ------------  ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                   $ 8,145,340   $ 7,259,332
Notes payable to related parties                  1,745,304             -
Accounts payable and accrued expenses               996,832     1,048,254
Deferred tax liability                              204,000       279,000
                                                ------------  ------------
     Total liabilities                           11,091,476     8,586,586
                                                ------------  ------------

Commitments and contingencies

Stockholders' equity
  Preferred Stock, $0.01 par value; 10,000,000
    shares authorized; none issued.                       -             -
  Common stock, $0.01 par value; 10,000,000
    shares authorized; 3,050,000 shares issued.      30,500        30,500
  Paid-in-capital                                 6,194,255     6,194,255
  Retained earnings                               5,588,027     3,272,532
  Treasury stock, 144,857 shares, at cost          (378,499)     (378,499)
                                                ------------  ------------
     Total stockholders' equity                  11,434,283     9,118,788
                                                ------------  ------------
Total liabilities and stockholders' equity      $22,525,759   $17,705,374
                                                ------------  ------------

                                RAMPART  CAPITAL  CORPORATION

                            CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                         (UNAUDITED)

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                              ------------------------  ------------------------
                                                  2001        2000          2001        2000
                                              -----------  -----------  -----------  -----------
Net gain on collections on asset pools        $1,736,766   $  205,650   $2,409,104   $  638,234
Investment real estate income                     37,917       13,200    1,991,476       40,698
Commercial ventures income                       526,218      733,293    2,095,935    1,656,652
Project financing income (loss), net             (49,445)      43,720      285,003      113,820
Other income (expense)                             6,909       22,689       13,900       43,680
                                              -----------  -----------  -----------  -----------
     Total revenue                             2,258,365    1,018,552    6,795,418    2,493,084

Costs of real estate sales                         9,881      145,579    1,173,169      193,049
Operating and other costs                        481,496      512,269    1,425,159    1,461,042
General and administrative expenses              669,058      508,293    1,750,071    1,645,595
Interest expense                                  37,501       28,514      313,640       52,166
Minority interests                                11,212            -     (107,116)           -
                                              -----------  -----------  -----------  -----------
     Total operating expense                   1,209,148    1,194,655    4,554,923    3,351,852
                                              -----------  -----------  -----------  -----------
Net income (loss) before income tax benefit    1,049,217     (176,103)   2,240,495     (858,768)
Income tax benefit                                25,000            -       75,000       23,000
                                              -----------  -----------  -----------  -----------
     Net income (loss)                        $1,074,217   $ (176,103)  $2,315,495   $ (835,768)
                                              -----------  -----------  -----------  -----------
Basic net income (loss) per common share      $     0.37   $    (0.06)  $     0.80   $    (0.28)
                                              -----------  -----------  -----------  -----------
Diluted net income (loss) per common share    $     0.37   $    (0.06)  $     0.80   $    (0.28)
                                              -----------  -----------  -----------  -----------
Average common shares outstanding              2,905,143    2,916,550    2,905,143    2,986,137
                                              -----------  -----------  -----------  -----------

                                  RAMPART  CAPITAL  CORPORATION

                            CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                           (UNAUDITED)


                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                          ---------------------------------------
                                                                  2001                 2000
                                                          -------------------  ------------------
Cash flows from operating activities:
Net income (loss)                                               $  2,315,495         $  (835,768)
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
   Depreciation                                                      151,711             121,898
   Gain on sale of investment real estate                         (1,305,027)                  -
   Gain on collections on asset pools                             (1,590,000)                  -
   Deferred taxes                                                    (75,000)                  -
   Asset pool costs deducted in net gain on collections              557,931             278,276
   Change in loan loss reserve                                       323,937             (53,337)
   Cost of real estate                                             1,173,169             221,548
   Other costs capitalized                                            (8,710)           (124,668)
   Minority interests                                               (107,116)                  -
Changes in operating assets and liabilities:
   Other assets                                                     (391,097)            (96,471)
   Accrued interest income                                           (88,222)           (183,248)
   Accrued net income from joint venture                              (9,133)                  -
   Accounts payable and accrued expenses                             (51,422)            (74,114)
   Accrued interest expense                                           68,597                   -
                                                          -------------------  ------------------
      Net cash provided (used) by operating activities               965,113            (745,884)
                                                          -------------------  ------------------

Cash flows from investing activities:
   Purchase of commercial real estate                                (79,809)         (5,346,334)
   Reimbursed costs previously capitalized                           111,463                   -
   Purchase of investment real estate                             (1,044,008)           (239,950)
   Distributions from equity investments                              73,088                   -
   Purchase of notes receivable                                  ( 8,052,021)         (2,453,124)
   Proceeds from notes receivable                                  6,249,009              48,504
   Purchase of asset pools                                              (756)             (6,608)
   Proceeds from purchased assessments                                 1,794              14,754
   Purchase of property and equipment                                (23,797)           (205,376)
                                                          -------------------  ------------------
      Net cash used by investing activities                       (2,762,037)         (8,188,134)
                                                          -------------------  ------------------

Cash flows from financing activities:
   Purchase of treasury stock                                              -            (378,499)
   Proceeds from notes payable to related parties                  2,405,304                   -
   Payments on notes payable to related parties                     (660,000)                  -
   Proceeds from notes payables                                    7,816,968           7,941,507
   Payments on notes payables                                     (6,999,557)         (1,131,090)
                                                          -------------------  ------------------
      Net cash provided by financing activities                    2,562,715           6,431,918
                                                          -------------------  ------------------

Net increase (decrease) in cash                                      765,791          (2,502,100)

Cash at beginning of period                                          174,223           2,741,787
                                                          -------------------  ------------------

Cash at end of period                                           $    940,014         $   239,687
                                                          -------------------  ------------------

                           RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

NOTE 1 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

         Interim  financial  information
         -------------------------------

               The accompanying unaudited financial statements have been prepared without audit in accordance with accounting standards generally accepted in the United States of America for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.
               Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations of interim periods are not necessarily indicative of results to be expected for an entire year. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

         Principles  of  Consolidation
         -----------------------------

               The consolidated financial statements include the assets of Rampart Capital Corporation and its wholly owned subsidiaries [herein referred to as "Rampart" or "The Company"]. The Company owns a 51% interest in a partnership that is reported using the full consolidation method. The consolidated financial statements of the Company include 100% of the assets and liabilities of the partnership and the ownership interests of minority participants are recorded as minority interest.

               In March and June of 2001, the Company sold a one-half ownership interest in a majority of its residential lots and acreage within the Newport project to a Canadian development and investment company. The project is being reported as a joint venture between Rampart and the Canadian company using the equity method of accounting. All material intercompany balances have been eliminated.

         Project  Financing
         ------------------

               Revenues from project financing are reported net of direct financing costs, primarily interest expense, associated with the financing of each project. The gross project financing revenues and financing costs for the nine months ending September 30, 2001 and 2000 are as follows:


                                                      Nine  Months  Ended
                                                         September 30,
                                                       2001         2000
                                                    -----------  ----------
                  Gross project financing revenues  $1,061,524   $ 247,988
                  Less: Financing costs               (408,808)   (134,168)
                  Less: Loan impairment               (367,713)          -
                                                    -----------  ----------
                  Project financing income, net     $  285,003   $ 113,820
                                                    -----------  ----------


         Other  income
         -------------

               Other income is comprised of investment income and miscellaneous revenue. Other income is recognized as earned.

                           RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                  (UNAUDITED)

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


NOTE 3 -  ACQUISITIONS

          On January 7, 2000, the Company finalized the acquisition of a 51% interest in Greater Houston Gulf Partners, LTD (the "Partnership"). The Partnership was formed to acquire, own, and manage a condominium redevelopment project located in Houston, Texas (the "Project"). In connection with the Project's initial acquisition, the Company made a loan to the Partnership for $1.1 million to provide financing for the acquisition of the Project. The balance of the Project purchase price and developmental funds were provided to the Partnership by a secured bank loan in the amount of $2.9 million and additional loans of $700,000 by the partners.


NOTE 4 -  SEGMENT  REPORTING

          The Company operates in four business segments: (i) purchased asset pools, (ii) commercial ventures, (iii) investment real estate, and
          (iv) project financing. The purchased asset pools segment involves the acquisition, management, servicing and realization of income from collections on or sales of portfolios of undervalued financial assets, and in some instances real estate the Company may acquire as part of an asset pool or foreclosing on the collateral underlying an acquired real estate debt. The commercial ventures segment involves holding foreclosed and acquired improved real estate for appreciation and the production of income. The investment real estate segment involves holding foreclosed and acquired unimproved real estate for future appreciation and acquiring unimproved real estate in conjunction with short-term funding for developers. The project financing segment is comprised of short-term financing of real estate at high yields and real estate notes held by the Company from financing the sale of Company assets. The notes are fully secured by real estate or other collateral. "Unallocated" represents activities that are general corporate in nature and do not relate specifically to any one segment. The unallocated segment assets are comprised of cash, a related party note receivable, prepaid assets and property and equipment. Unallocated revenue is comprised of interest income generated from overnight money market invested funds and miscellaneous other income. Financial information by reportable operating segment is as follows:

                                        As  of  and  for  the  Nine  Months  ended  September  30,  2001
                                --------------------------------------------------------------------------------
                                 Purchased    Commercial   Investment     Project
                                Asset Pools    Ventures    Real Estate    Financing    Unallocated     Totals
                                ------------  -----------  ------------  -----------  -------------  -----------
Revenue                         $  2,409,104  $2,095,935   $  1,991,476  $   285,003  $     13,900   $ 6,795,418
Segment profit (loss)              2,058,239    (464,994)       723,901      241,895      (318,546)    2,240,495
Identifiable assets                1,643,870   8,206,105      2,452,400    8,406,766     1,816,618    22,525,759
Depreciation and amortization              -     137,917              -            -        13,794       151,711
Capital expenditures                       -      79,809              -            -        23,797       103,606
Investment in segment assets             756           -      1,049,870   10,930,331             -    11,980,957
Interest expense                         432     205,766         44,912            -        62,530       313,640


                                        As  of  and  for  the  Nine  Months  ended  September  30,  2000
                                ---------------------------------------------------------------------------------
                                 Purchased    Commercial    Investment     Project
                                Asset Pools    Ventures     Real Estate   Financing    Unallocated      Totals
                                ------------  -----------  -------------  ----------  -------------  ------------
Revenue                         $    638,234  $1,656,652   $     40,698   $  113,820  $     43,680   $ 2,493,084
Segment profit                       298,301    (922,007)      (138,445)      80,577      (177,194)     (858,768)
Segment assets                     2,214,109   8,743,596      2,235,840    3,898,622       427,571    17,519,738
Depreciation and amortization              -     108,597              -            -        13,301       121,898
Capital expenditures                       -   5,288,723              -            -        33,325     5,322,048
Investment in segment assets           6,647           -        364,617    2,453,125             -     2,824,389
Interest expense                           -      35,174         16,992            -             -        52,166

                           RAMPART CAPITAL CORPORATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION


RESULTS  OF  OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000


Revenues increased $4,302,334 from $2,493,084 during the nine months ending September 30, 2000 to $6,795,418 during the first nine months of 2001. The increase in revenues consisted of growth in commercial ventures revenues of $439,283, in investment real estate revenues of $1,950,778, in project financing revenues of $171,183, and in net gain on collections on asset pools of $1,770,870. These increases were partially offset by a decrease in unallocated revenues of $29,780. The increase in commercial ventures revenues of $439,283 was primarily due to increases of approximately $49,000 at the Newport Golf Club and Conference Center operations, of approximately $107,000 in rentals from our Dallas and San Antonio retail centers, and of approximately $283,000 in residential unit sales from the condominium redevelopment project. The increase in investment real estate revenues of $1,950,778 was mainly due to the sale of a 50% ownership interest in 778 residential lots and 8 tracts of land within the Newport project to a Canadian development and investment company and the sale of 12 additional lots to a local real estate developer, for which there were no corresponding sales in the first nine months of 2000. The increase in revenues for project financing of $171,183 was due to increased lending activity combined with a wider spread between our cost of capital and our lending rates on financing projects. On September 30, 2001, we had approximately $4.5 million more in project loans outstanding as compared to September 30, 2000. Revenues from net gain on collections on asset pools increased by $1,770,870 in the first three quarters of 2001 compared to the same period in 2000 because of higher collection activities in that segment, including a single large collection that produced a net gain of approximately $1,576,000.

Costs of real estate sales were $980,120 higher in the nine-month period ending September 30, 2001 compared to the same period in 2000. The primary reason for this increase was the cost of investment real estate sold from the Newport project of $805,213 during the first nine months of 2001 compared to no cost of sales of investment real estate in the corresponding period in 2000. The cost of commercial real estate sold in the first nine months of 2001 was $367,956 compared to $193,049 in the same period in 2000. This $174,907 increase was due to sales of condominiums in 2001 for which there were no sales in 2000.

Operating and other costs decreased by $(35,883) from $1,461,042 during the nine months ending September 30, 2000 to $1,425,159 for the same period in 2001. Costs of operations at Newport decreased by $(95,453) during the first three quarters of 2001 compared to the same period in 2000. The decrease in operational and other costs at Newport Golf Club and Conference Center was primarily due to increased operating efficiencies resulting from the discontinued use of an outside management company in favor of internal management. These decreases in operational and other direct costs at Newport Golf Club and Conference Center occurred even with increases in revenues of approximately $49,000 from the first three quarters of 2001 compared to the same period in 2000. Operating and other costs increased at the condominium project by $56,320 from $28,499 for the nine months ended September 30, 2000 to $84,819 for the corresponding period in 2001 due to increased selling expenses. The condominiums were being redeveloped during the first half of 2000 and were not available for sale until the third quarter of 2000. Sales continued from January through June of 2001 when much of the condominium complex was significantly damaged by flooding from tropical storm "Allison". Flood restoration work began immediately after the flood and is expected to be completed by the first quarter of 2002. The homeowner's association has received approximately $2.9 million in insurance proceeds for which approximately $2.3 million has been segregated for our units. Some of the units are expected to be ready for sale in the fourth quarter of 2001.

General and administrative expenses ("G&A") increased $104,476 from $1,645,595 in the first nine months of 2000 to $1,750,071 in the same period of 2001. Labor expenses increased approximately $68,000 due to the hiring of an additional employee to assist with collections, commissions paid to employees related to specific collections agreements, general wage increases and replacement of personnel at higher rates of pay. Franchise tax expense increased by approximately $53,000 due to higher earnings. Legal expense increased by approximately $39,000 due to increased collection activities. Property taxes decreased by approximately $(47,000) due to the sale of a 50% interest in most of the residential lots and acreage at the Newport project.

Interest expense increased $261,474 from $52,166 in the first three quarters of 2000 to $313,640 for the same period in 2001. Much of this increase in interest expense was attributable to the condominium redevelopment project, which reported an interest expense increase of $143,524. The increased interest from the condominium project was the result of capitalizing the interest costs during the construction period during 2000 through September of that year, and expensing interest from October of 2000 through the beginning of the flood restoration period in June of 2001. Since June 2001 an additional $58,155 in interest expense has been capitalized while the condominium redevelopment project is under restoration, which is anticipated to be complete by the first quarter of 2002. Increased borrowing on the working capital line of credit in 2001 as compared to 2000 resulted in increased interest of approximately $118,000.

Minority interests expense reduced total operating expenses by $107,116 for the nine months ended September 30, 2001 with no corresponding expense reported for the comparable 2000 period. Minority interests expense represents the minority partners' share of the condominium redevelopment project's revenues and expenses. Minority interest expense did not occur during the first nine months of 2000 because the construction phase of the condominium project was not completed until September 30, 2000.

Net income before income taxes increased $3,099,263 from a loss of $(858,768) during the first three quarters of 2000 to net income before income taxes of $2,240,495 for the same period in 2001. The increase in net income consisted of $457,013 from commercial ventures, $862,346 from investment real estate, $161,318 from project financing activities, and $1,759,938 from net gain on collections on asset pools. Increased net income before income taxes in the commercial venture segment primarily resulted from a smaller loss from Newport Golf Course and Conference Center of approximately $406,000, increased profits from the Dallas and San Antonio retail centers of approximately $82,000, offset by increased losses from the condominium project of approximately $(12,000) and an increase in line of credit interest of $(19,000) assigned to this business segment. The increase from investment real estate was due primarily to increased sales of residential lots and tracts of land from the Newport project, which resulted in higher net income before income taxes of approximately $902,000 offset by an increase of approximately $(16,000) in carrying costs on other investment assets, and an increase of approximately $(24,000) in line of credit interest assigned to this segment. The increased net income from the project financing segment was due to increased loan activity. The increase in net income from net gains on collections on asset pools was mainly due to increased collection activities, including a single collection that produced a net gain of approximately $1,576,000.

Income tax benefit was $23,000 in 2000 compared to $75,000 in 2001. We have available a significant net operating loss carryforward which was primarily generated from the acquisition of certain corporate subsidiaries and assets of MCorp Trusts. Due to the availability of net operating loss carry forwards and other net deferred tax assets, we offset our taxable income during 2000 and 2001 and adjusted its valuation allowance accordingly.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues increased $1,239,813 from $1,018,552 during the three months ending September 30, 2000 to $2,258,365 during the third quarter of 2001. The increase in revenues consisted of growth in net gain on collections on asset pools of $1,531,116 and investment real estate revenues of $24,717, offset by lower revenues from commercial ventures revenues of $207,075, project financing net revenues of $(93,165), and other income of $(15,780). The increase in net gain on collections on asset pools was principally due to the timing of collections in normal business operations. The increase in investment real estate revenues was due to an approximately $14,000 increase in sales of residential lots in 2001 as compared to 2000 and an increase in rentals received on investment assets of approximately $10,000. The decrease in commercial ventures revenues was primarily due to decreased revenues from Newport of $(81,443), from the condominium project of $(175,837), offset by increases in revenues and from the Dallas and San Antonio retail centers of $50,205. Project financing gross revenues were up approximately $366,000 due to higher lending levels during the third quarter of 2001 compared to the same quarter in 2000. Project financing net revenues decrease by $(93,164) because of a loan loss impairment required when the value of the asset securing the loan declines to less than the amount due on the loan. Some of our loans are secured by publicly traded stock which declined below the carrying value of the loans and, as such, an impairment of approximately $(368,000) was recognized. The amount of the impairment will be increased for any further declines in the value of the collateral, and decreased for any increases in the value of the collateral or principal reductions in the amounts of the notes receivable.

Cost of real estate sales decreased by $(135,698) from $145,579 for the three months ending September 30, 2000 to $9,881 for the same period in 2001. The decrease consisted of $(145,579) costs of residential units sold by the condominium project in 2000 for which there were no corresponding costs of sales in the third quarter of 2001, offset by an increase of $9,881 in cost of sales from investment real estate, for which there were no corresponding sales in the same quarter of 2000.

Operating and other costs decreased by $(30,773) from $512,269 incurred during the quarter ending September 30, 2000 and $481,496 for the same period in 2001. This decrease consisted of a decline in selling costs at the condominium redevelopment project of $(21,395) and a decrease of operating and other costs at Newport Golf Course and Conference Center by $(9,378).

General and administrative expenses ("G&A") increased $160,765 from $508,293 in the third quarter of 2000 to $669,058 in the same period of 2001. Those expense categories showing increases in 2001 over 2000 were labor costs of approximately $33,000, legal expense of approximately $48,000, and franchise taxes of approximately $97,000, offset by a decrease of approximately $(20,000) in professional fees. Labor costs increased due to the hiring of an additional employee to assist with collections and general wage increases to non-management personnel. Legal expenses increased primarily due to increased collection activities. The increase in franchise taxes is related to the increased profits. Professional fees declined due to replacing an outside management company with internal management at Newport Golf Club and Conference Center.

Because of increased borrowing on our line of credit, interest expense increased by $8,987 from $28,514 during the third quarter of 2000 to $37,501 during the same period in 2001.

Minority interests expense increased total operating expenses by $11,212 during the third quarter of 2001. There was no minority interests expense during the third quarter of 2000. Minority interests expense represents the minority partners' share of the condominium redevelopment project's revenues and expenses. Minority interest expense did not occur during the third quarter of 2000 because the construction phase of the condominium project was not completed until September 30, 2000.

Net income before income taxes increased $1,225,320 from a net loss of $(176,103) during the third quarter of 2000 to a net income before taxes of $1,049,217 for the same period in 2001. The increased net income consists of $1,390,589 from net gain on collections on asset pools, and $133,931 from commercial ventures, which increases were partially offset by a net loss of $(73,233) from investment real estate, $(93,854) from project financing and by an increased loss from unallocated profits of $(132,113). The increased net income before income taxes on net gain on collections on asset pools was related to increased activities in this segment, primarily the collection of one large item. The increased earnings on commercial ventures was primarily due to reduced losses of approximately $27,000 from Newport Golf Course and Conference Center, and of approximately $79,000 from the condominium redevelopment project during the third quarter of 2001 as compared to the same period in 2000. In addition, the Dallas and San Antonio retail centers reported higher earnings of approximately $39,000. These increases were partially offset by higher unallocated expenses in the commercial ventures by approximately $(11,000). The decrease in earnings from investment real estate was predominantly due to the carrying costs for investment land exceeding sales for the quarter by approximately $(73,000). The decrease in earnings from project financing was mainly due to the impairment of a loan whose underlying collateral decreased in value by approximately $(368,000).

Income tax benefit was $25,000 in the third quarter of 2001 compared to no income tax benefit recorded in the third quarter of 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES


We had cash and cash equivalents of $940,014 at September 30, 2001 compared to $174,223 at December 31, 2000.

During 2001, we continued to invest a substantial portion of our cash reserves in various projects, most notably was an $11.0 million investment in several short-term project financing loans and the financing of sales of properties. This short-term project financing of real estate are high yield loans and are fully secured by real estate or other collateral. Cash flow from project financing activities during the first three quarters of 2001 was $7.2 million. Borrowings to fund our project financing activities for the nine months ended
September 30, 2001 consisted of several first lien notes, from a national lending institution totaling $5.3 million having interest rates ranging from prime plus 2% to prime plus 2.5% and $1,745,304 in second lien notes from related parties bearing 18% interest, with both the first and second lien notes secured by the real estate secured project financing loans we originated. The remainder of the financing consisted of $2.2 million in draws against our revolving credit facility, of which $250,000 was used to provide secured project financing loans with the balance used to purchase additional lots at Newport and to provide general working capital to fund operations.

Due to the capital-intensive nature of our business, we have experienced, and expect to continue to experience substantial working capital needs. Future cash flows from operations and future borrowings available under our revolving credit facility will be sufficient to fund our capital expenditures and working capital requirements, as they currently exist. However, demand for our real estate secured bridge financing exceeds our funds available from current sources.

On June 30, 2001, we renewed our revolving credit facility to mature on December 31, 2001. This revolving credit facility is secured by notes receivable and real estate in purchased asset pools, commercial and investment real estate, notes receivable from project financing, and equipment. Principal is payable at maturity with interest payable monthly at the bank's prime rate plus 1.0% per annum (6.00% and 10.50% as of September 30, 2001 and December 31, 2000, respectively). Management is negotiating with other financial institutions to increase the amount of credit facilities available. The revolving credit facility provides for certain financial covenants. As of the filing date of this quarterly report, we are in compliance with these covenants.

STOCK  REPURCHASES

On January 11, 2000, the Board of Directors approved a stock repurchase plan under Rule 10b-18 promulgated under the Securities Exchange Act of 1934, for the purchase of up to $2.0 million worth of our outstanding common stock in open market transactions. Acquired shares will be held as treasury stock, and will be available for future acquisitions and financing or for awards granted under our 1998 Stock Compensation Plan. As of September 30, 2001, we had acquired 144,587 shares at a total cost of $378,499 or $2.62 per share. We intend to continue repurchasing shares subject to SEC restrictions and the American Stock Exchange continued listing requirements.

FORWARD  LOOKING  STATEMENTS

This quarterly report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding our business strategy, plans, objectives, expectations, intent, and beliefs of management for future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include (1) tightening of the credit markets, (2) volatility in the real estate markets and interest rates,
(3) emerging competition, (4) changes in regulations in the industries we serve,
(5) general economic declines, particularly within the regions in which we operate, and (6) terrorist activities. Forward-looking statements are not guarantees of future performance and actual results, as developments and business decisions may differ from those contemplated by such forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

      None  this  quarter.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits - See "Index of Exhibits" below which lists the documents filed as exhibits herewith.
(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rampart  Capital  Corporation

By:  /s/  C.  W.  JANKE                             November  13,  2001
     C.  W.  Janke
     Chairman  of  the  Board
     Chief  Executive  Officer
     (Principal  Executive  Officer)

By:  /s/  J.  H.  CARPENTER                         November  13,  2001
     J.  H.  Carpenter
     President
     Chief  Operating  Officer

By:  /s/  CHARLES  F.  PRESLEY                      November  13,  2001
     Charles  F.  Presley
     Vice-President
     Chief  Financial  Officer
     Treasurer
     (Principal  Financial  Officer)

                           RAMPART CAPITAL CORPORATION
                             EXHIBITS TO FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                INDEX OF EXHIBITS


  EXHIBIT
    NO.                               DESCRIPTION
    ---                               -----------
    3.1 Restated Articles of Incorporation (Exhibit 3.1 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
    3.2 Bylaws (Exhibit 3.2 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
    4.1 Form of Warrant Agreement Between Rampart and American Stock Transfer and Trust Company (Exhibit 4.1 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
    4.2 First Amendment of Warrant Agreement (Exhibit 4.1 to Rampart's Form 8-K filed April 12, 2001 (File No. 1-15277) and incorporated herein by reference).
    10.3 Eleventh Amendment to Loan Agreement with Southwest Bank of Texas N. A., amended June 30, 2001. (Exhibit to Rampart's Form 10-QSB filed August 13, 2001 and incorporated herein by reference).






----------------------------------
*   Filed  herewith.