Form 10KSB
period 2001-12-31
RAMPART CAPITAL CORP
filed 2002-03-26
CIK 1074681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM - 10KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition from ___________ to _________

                        Commission File Number:  1-15277

                           Rampart Capital Corporation
                 (Name of Small Business Issuer in Its Charter)

              TEXAS                                    76-0427502
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

16401 COUNTRY CLUB DRIVE, CROSBY, TEXAS                  77532
(Address of Principal Executive Offices)               (Zip Code)

                                  713-223-4610
                (Issuer's Telephone Number, Including Area Code)

                 700 LOUISIANA, SUITE 2510, HOUSTON, TEXAS 77002
          (Former Name or Former Address if changed since last report)

         Securities registered under Section 12(b) of the Exchange Act:

        Title of Each Class            Name of Each Exchange on Which Registered
        -------------------            -----------------------------------------
Common Stock, $0.01 Par Value                  American Stock Exchange
Redeemable Common Stock Purchase Warrants      American Stock Exchange

      Securities registered under Section 12(g) of the Exchange Act:  None

     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          The issuer's revenues for its most recent fiscal year were $7,998,141.

          The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer on March 20, 2002, was approximately $1,823,829 (based upon the last sales price of $3.00 per share as reported on the American Stock Exchange on such date). For purposes of this calculation, all executive officers, directors and 5% beneficial owners of the issuer were deemed affiliates. Such determination should not be deemed an admission by such officers, directors and beneficial owners that they are, in fact, affiliates of the issuer.

          The number of shares of the issuer's common stock, $0.01 par value, outstanding as of March 20, 2002, was 2,905,143.

          Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE
     The issuer's Definitive Proxy Statement pertaining to its 2002 Annual Meeting of Shareholders is incorporated herein by reference into Part III of this report.

                                      RAMPART CAPITAL CORPORATION
                                    For Year Ended December 31, 2001

                                           TABLE OF CONTENTS
                                              FORM 10-KSB

                                                 PART I


ITEM                                                                                               PAGE
1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

2.    Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . .     9

                                                PART II

5.    Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . . . .    10

6.    Management's Discussion and Analysis or Plan of Operations. . . . . . . . . . . . . . . . .    10

7.    Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . .    13

                                               PART III

9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
      of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

10.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

11.   Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . . . . .    14

12.   Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . .    14

                                               PART IV

13.   Exhibits, List and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .    14

14.   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

                                     PART I
ITEM 1.     BUSINESS

Organization, Operations & Strategy
===================================

We are a specialty financial services company that was incorporated in Texas in 1994 and commenced operations that same year. Our office is located at 16401 Country Club Drive, Crosby, Texas 77532. Our primary business activities are:

     -    short-term  funding  of  real  estate  projects;
     - acquiring and rehabilitating undervalued financial and real estate assets; and
     -    selling  or  operating  assets  acquired.


Industry & Competition; History of Operations
=============================================

Our industry, commonly referred to as the distressed asset business, started approximately ten years ago when the Federal Deposit Insurance Corporation ("the FDIC") and the Resolution Trust Corporation (the "RTC") began liquidating large portfolios of notes and real estate acquired from failed banks and savings institutions. Initially, there were few participants in the business. The two principal officers of Rampart were active participants at the start-up of the industry and were involved in acquisitions of assets with face values in excess
of $400 million while associated with another company.   As the industry
matured, more knowledgeable and sophisticated investors entered the business. Numerous investment companies and partnerships were established to buy distressed assets. Additionally, banks and other financial institutions have been active purchasers of discounted assets in recent years. Since 1994, according to the FDIC's database, over 300 separate entities have purchased debt and/or real estate portfolios from the FDIC.

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

Purchased Asset Pools
=====================

One of our business segments is the acquisition of non-performing financial asset pools, primarily commercial loans and other commercial obligations. We purchase these pools at substantial discounts from their legal balances by competitive bids and negotiated purchases. Sources of discounted financial asset pools are:

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

We categorize these financial assets as "purchased asset pools". Initially, we classify the assets in these pools as collections-in-progress. Collections-in-progress are non-performing claims that are in bankruptcy proceedings, litigation or post-judgment collection status, and are being actively worked for collection. As individual assets are resolved, we reclassify them as paying loans or foreclosed real estate. Paying loans primarily represent previously non-performing claims that have been resolved and are currently paying according to the settlement agreement. We categorize real property foreclosed against a claim as foreclosed real estate. When we foreclose on assets that we wish to hold for investment appreciation or commercial operation purposes, we reclassify those assets to different balance sheet classifications and remove them from the purchased asset pools.

Debtors on paying loans must annually provide proof of insurance and proof of payment of property taxes to keep from defaulting on their loans. We insure (using our forced coverage policy) all properties from the date we post them for foreclosure through the date of sale.

Commercial Real Estate
======================

A portion of our business is managing real estate and other assets acquired through foreclosure on non-performing debt and real estate purchased below our
internal assessment of market values.   We sell the majority of the real estate
and other assets in an orderly manner in the marketplace. However, we believe some of our real estate properties have significant potential for operating income or increased market value. We hold and manage these properties for income generation and future liquidation at optimum price levels. We believe that the ultimate sale of these properties will generate significant future earnings. Only two of our commercial assets had a cost basis greater than ten percent of our total assets at December 31, 2001. The Newport Golf Club and Conference Center with total costs of $3.02 million and a condominium redevelopment project with total costs of $2.68 million represented 15.2% and 13.5% of our year-end total assets, respectively.

Investment Real Estate
======================

The Company's investment real estate portfolio is comprised of unimproved real estate acquired by purchase or forclosure on a non-performing financial asset. None of our investment real estate assets have a cost basis in excess of 10% of our assets.

Project Financing
=================

A growing portion of our business is providing first lien bridge (mezzanine)
financing secured by difficult to finance real estate.   We originate loans with
a loan to value collateral coverage ratio of 50% to 70% and principal balances between $1 and $5 million. The loans are for one to two years and have 10 to 20 year amortization schedules for payments. Yields range from 12%, with a 10 point origination fee, to 25% with minimal points. In addition to being collateralized by the underlying real estate most loans are also personally guaranteed. During 2000, we originated a loan in the amount of approximately $2.29 million, which represented 13% of our total assets at December 31, 2000. None of the loans originated in 2001 exceeded 10% of our total assets.

Environmental Issues
====================

Although we do not intend to acquire real estate with environmental problems, we may find that some real estate acquired through foreclosure, direct purchase, or real estate collateralized by loans, may have the risk of environmental problems. Prior to foreclosing on or purchasing any specific property and obtaining title thereto, we evaluate that property in an effort to determine whether any significant environmental problems exist. Some of our acquired real estate has had remedial environmental problems, consisting primarily of underground storage tanks and asbestos. When we identify environmental issues, we notify the appropriate state agency and engage a certified environmental consultant/contractor to evaluate and remedy the problem. Once the problems are remedied and the proper certifications are obtained from the agencies, we sell or manage the properties. To date, we have not suffered a loss on a property that had environmental issues. In the past, remedial costs have not been significant and we attempt to recover all environmental costs in our selling price.

Employees
=========

In our relocated corporate offices, located at our Newport Golf Course and Conference Center, we have a permanent staff of twelve full-time employees comprised of three executive officers, an administrative officer, three
professional staff, and five clerical employees.    In October 2000, we took
over management of our golf course and conference center where we utilize an additional 55 employees comprised of three managers, 21 full-time and 31
part-time employees.   Experienced independent management companies are utilized
to manage our other commercial properties. We have also established a network of contract due diligence professionals and field support personnel to perform fieldwork and supplement our permanent staff when needed. We believe our relationships with employees are generally good.

Forward-Looking Statements
==========================

This annual report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding our business strategy, plans, objectives, expectations, intent, and beliefs of management for future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties. These risks and uncertainties include (1) tightening of credit markets, (2) volatility in the real estate markets and interest rates, (3) emerging competition, (4) changes in regulations in the industries we serve, (5) changes in general economic conditions, particularly within the regions in which we operate, (6) market valuation risk, (7) estimated
value of asset pools, and (8) terrorist activities.   Important factors that
could cause actual results to differ materially from our expectations are discussed under the captions "Item 1. Business," "Item 2. Description of Property," and "Item 6. Management's Discussion and Analysis or Plan of Operations." Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this Form 10-KSB.

ITEM 2.     DESCRIPTION OF PROPERTY

Office  Facilities
==================

During January 2002, we relocated our corporate offices from the Bank of America building (previously the NationsBank building), 700 Louisiana, Suite 2510, Houston, Texas, 77002 to our conference building at 16401 Country Club Drive,
Crosby, Texas 77532.  We have about 2,000 square feet of office space.    We
estimate the fair market value of the rental space and facilities to be approximately $1,250 per month. Since we own the facilities, we have not recognized the value of these facilities as either income or expense.

Purchased Asset Pools
=====================

We currently own paying loans with principal balances totaling $1,365,000 as of December 31, 2001. These loans have a cost basis of approximately $139,000 or
10.2 % of the outstanding principal balances at December 31, 2001. The majority of these notes are secured by real estate and mature within three to five years.

Additionally, we have non-performing debt, secured and unsecured, with a cost basis of approximately $723,000 or 34% of the outstanding principal balances as of December 31, 2001. These assets are in various stages of resolution,
including litigation and bankruptcy.   We cannot be certain that any recoveries
will be realized on these assets, but we estimate a minimum recovery of approximately $2.41 million over the next three years.

We anticipate realizing approximately $1.3 million on real estate sales (cost basis approximately $712,000 or 55% of the outstanding principal balances as of December 31, 2001) in our discounted debt portfolios acquired as part of our collections process on non-performing debt. However, due to volatility in real estate markets, we cannot be certain that this amount will be realized in the ultimate sale of this real estate.

Real Estate
===========

Some of our more significant real estate properties are summarized below (unless otherwise indicated, dates are as of December 31, 2001):

*    CLASSIFIED  AS  COMMERCIAL  REAL  ESTATE:

   > NEWPORT GOLF CLUB AND CONFERENCE CENTER, HOUSTON, TEXAS-

     -    independent appraised value of $3.44 million as of January 18, 2002;
     -    18 hole championship golf course;
     -    9 expansion holes partially completed;
     -    club house and convention center (32,000 square feet combined area);
     -    204.5 acres of undeveloped land;
     -    owned in fee simple with no encumbrances;
     - cost basis of property is $3.18 million - land of approximately $987,000 and improvements of approximately $2.19 million, accumulated depreciation of $156,000;

     - improvements are predominantly depreciated over 40 years using the Modified Cost Recovery System for tax purposes;
     - annual property taxes of $117,603 based on a rate of $3.18 per hundred dollars of tax assessed value.

   > RETAIL CENTER, DALLAS, TEXAS -

     -    independent appraised value of $2.4 million as of October 15, 2001;
     -    40,000 square foot retail center, 95% occupied at February 1, 2002;
     -    owned in fee simple with no encumbrances;
     -    $307,000 annual net cash flow;

     - cost basis of approximately $356,000 - land of $43,000 and improvements of $347,000, accumulated depreciation of approximately $34,000;
     - improvements are predominantly depreciated over 39 years using the Modified Cost Recovery System for tax purposes;
     - annual property taxes of $16,594 based on a rate of $2.73 per hundred dollars of tax assessed value;
     - four tenants, consisting of a national chain drug store, a pawn shop, a national retailer, and a law office, each occupy more than 10% of the available space;
     -    net effective rental rate for 2001 of $10.28 per square foot.

     Schedule of lease expirations at December 31, 2001:

     YEAR               2002      2004       2005       2006
     ---------------  --------  ---------  ---------  ---------
     No. Tenants            3          3          2          3
     Square Footage     9,421      9,805     11,463      9,757
     Rents            $67,541   $109,386   $132,100   $155,110
     Rental %           14.69%      23.6%      28.5%      33.3%


   > RETAIL CENTER, SAN ANTONIO, TEXAS -

     -    independent appraised value of $970,000 as of September 6, 2001;
     -    15,000 square foot retail center prime location, 100% occupied;
     -    owned in fee simple with no encumbrances;
     -    $107,000 annual net cash flow;
     -    held for market appreciation, earnings and future sale;
     -    cost basis of $ 360,000;
     - annual property taxes of $19,128 based on a rate of $2.89 per hundred dollars of tax assessed value;
     - two tenants, consisting of two physicians and one music retailer, each occupy more than 10% of the available space;
     - net effective rental rate for 2001 of $11.87 per square foot. Schedule of lease expirations at December 31, 2001:


                        2002       2004
                      ---------  --------
     No. Tenants             2         1
     Square Footage     11,400     3,600
     Rents            $112,220   $54,401
     Rental %             67.3%     32.7%


   > CONDOMINIUM REDEVELOPMENT PROJECT, HOUSTON, TX

     - under contract to sell for $4.2 million as of Dec 20, 2001; contract expired Feb 28, 2002; but closing is anticipated at the end of March 2002;
     -    51% interest in 90 condos acquired, 77 remaining at December 31, 2001;
     - owned fee simple, with first mortgage lien of approximately $1.2 million, bearing interest at greater of 7% or prime plus 2%, interest paid monthly, principal paid from sales, matures December 15, 2002;
     - acquisition cost of $2.3 million and re-developent cost of $3.2 million for a total cost of $5.5 million, reduced by $2.6 million in flood insurance proceeds, for a net cost of $2.9 million;
     -    property is classified as inventory for sale and is not depreciated;
     - annual property taxes average $805.62 per unit based on a rate of $2.96 per hundred dollars of tax assessed value.

*    CLASSIFIED AS INVESTMENT REAL ESTATE:

   > ACREAGE, BRAZORIA COUNTY, TEXAS

     -    independent appraised value of $561,000 as of September 6, 2001;
     -    249.5 acres;
     -    owned fee simple with no encumbrances;
     -    cost basis of $186,841;
     - annual property taxes of $3,923 based on a rate of $2.10 per hundred dollars of tax assessed value.

   > ACREAGE, LEAGUE CITY, TEXAS

     -    independent appraised value of $1,260,000 as of August 25, 2001;
     -    8.921 acres;
     -    owned fee simple, with a first mortgage lien of $265,855;
     -    cost basis of $592,889;
     - annual property taxes of $21,297 based on a rate of $4.19 per hundred dollars of tax assessed value.

   > ACREAGE, CONROE, TEXAS

     -    independent appraised value of $380,000 as of August 5, 2001;
     -    2.1689 acres;
     -    owned fee simple with no encumbrances;
     -    cost basis of $187,486;
     - annual property taxes of $8,290 based on a rate of $2.84 per hundred dollars of tax assessed value.

   > NEWPORT SUBDIVISION

     - independent appraised value of a 50% undivided interest in real estate of $1.6 million as of January 3, 2002, net of $160,000 of developers profits, for a venture value of $1.76 million;
     -    50% undivided interest;
     -    516 developed lots;
     -    308 platted but undeveloped lots;
     -    292 lots in judicial foreclosure proceedings;
     -    302.1 acres for development;
     -    cost basis of $1,272,652;
     - annual property taxes of $89,573 based on a rate of $ 3.22 per hundred dollars of tax assessed value.


*    CLASSIFIED AS PURCHASED ASSET POOLS:

   > OFFICE BUILDING, CONROE, TEXAS

     -    independent appraised value of $510,000 as of August 9, 2001;
     -    12,075 square feet net rentable area on a 1.22 acre site;
     -    owned fee simple with no encumbrances;
     -    currently offered for sale;
     - annual property taxes of $10,398 based on a rate of $2.84 per hundred dollars of tax assessed value;
     - property is part of an asset pool and subject to cost recovery and not depreciation;
     -    one tenant on a month-to-month contract;
     -    100% leased;
     -    net effective rental of $4.97 per square foot; triple net lease.

     Schedule of lease expirations at December 31, 2001:

                                  2002
                                --------
              No. Tenants             1
              Square Footage     12,075
              Rents             $60,000
              Rental %              100%

   > 12 ACRES ON SOUTH PADRE ISLAND, TEXAS -

     -    undeveloped commercial waterfront property;
     -    owned in fee simple with no encumbrances;
     -    allocated cost basis on this property is zero;
     -    currently offered for sale;
     - annual property taxes of $3,942 based on a rate of $2.04 per hundred dollars of tax assessed value.

We classify improved real estate held for appreciation and the production of income as commercial real estate. Revenues from commercial real estate are comprised of rental income and golf and event related income. When a commercial property is sold, the sale amount is recorded as commercial real estate income. Investment real estate is comprised primarily of unimproved real estate purchased and held for sale or appreciation and unimproved real estate reclassified from purchased asset pools and held for appreciation and rental income. Revenues associated with investment real estate are recorded as investment real estate income. Purchased asset pool real estate is improved or unimproved real estate acquired by foreclosure and available for immediate sale. The sale of foreclosed real estate classified as purchased asset pools is reflected in the net gains on collections on asset pools.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock and redeemable common stock purchase warrants trade on the American Stock Exchange under the symbols "RAC" and "RAC/ws," respectively. The following table lists high and low sales prices for the periods indicated.

                        Common Stock             Warrants
--------------------------------------------------------------
Period                High        Low        High        Low
--------------------------------------------------------------
1st Quarter 2000  $    5.000  $   3.125  $    0.688  $   0.250
--------------------------------------------------------------
2nd Quarter 2000  $    3.125  $   1.625  $    0.375  $   0.188
--------------------------------------------------------------
3rd Quarter 2000  $    2.625  $   0.938  $    0.500  $   0.063
--------------------------------------------------------------
4th Quarter 2000  $    2.500  $   1.125  $    0.375  $   0.031
--------------------------------------------------------------

                        Common Stock             Warrants
--------------------------------------------------------------
Period                High        Low        High        Low
--------------------------------------------------------------
1st Quarter 2001  $    1.700  $   1.125  $    0.050  $   0.010
--------------------------------------------------------------
2nd Quarter 2001  $    1.550  $   1.210  $    0.050  $   0.010
--------------------------------------------------------------
3rd Quarter 2001  $    2.350  $   1.150  $    0.040  $   0.010
--------------------------------------------------------------
4th Quarter 2001  $    2.400  $   1.300  $    0.020  $   0.010
--------------------------------------------------------------

As of February 13, 2002 there were approximately 22 holders of record of our common stock and 30 holders of record of our warrants.

The Company has never paid any cash dividends and anticipates that for the foreseeable future all earnings, if any, will be retained to finance growth and to meet working capital requirements.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

Revenues increased from $3,603,827 in 2000 to $7,998,141 during 2001. The $4,394,314 increase in revenues is comprised of an increase in net gain on collections on asset pools of $1,899,990, an increase in commercial real estate revenues of $141,214, an increase in investment real estate revenues of $2,055,524 , and an increase in project financing revenues of $303,784, offset by a decline of $(6,198) in unallocated revenues. The increase in revenues from net gain on collections on asset pools was due to higher collection activities in that segment, including a single large collection that produced a net gain of approximately $1,576,000. The increase in commercial ventures real estate revenues was primarily due to increases of approximately $86,000 at the Newport Golf Club and Confere nce Center operations, and of approximately $130,000 in rentals from our Dallas and San Antonio retail centers, offset by a decline in revenues of approximately $(75,000) in residential unit sales from the condominium redevelopment project. The increase in investment real estate revenues was mainly due to the sale of a 50% ownership interest in 811 residential lots and 8 tracts of land within the Newport project to a Canadian development and investment company and the sale of 12 additional lots to a local real estate developer, for which there were no corresponding sales during 2000. The increase in project financing revenues was primarily due to increased lending activity combined with a wider yield spread between our cost of capital and our lending rates on financing projects. On December 31, 2001, we had approximately $2.4 million more in project financing loans outstanding as compared to December 31, 2000, even after the repayment of a $1.7 million loan in December 2001.

Costs of real estate sales were $761,090 higher in 2001 compared to 2000. The primary reason for this increase was the cost of investment real estate sold from the Newport project of $846,924 during 2001 compared to no cost of sales of investment real estate during 2000. The cost of commercial real estate sold in 2001 was $367,956 compared to $453,790 in 2000. This $(85,834) decrease was due to lower sales of condominium units in 2001 as compared to 2000 due to the flooding at the condominium redevelopment project in June 2001, which caused sales to cease during the remainder of the year.

Operating costs decreased by $(20,288) from $1,930,760 during 2000 to $1,910,472 in 2001. Costs of operations at Newport Golf Club and Conference Center decreased by $(31,446) during 2001 as compared to 2000, primarily due to increased operating efficiencies resulting from the discontinued use of an outside management company in favor of internal management. These decreases in operating costs at the Newport Golf Club and Conference Center occurred even with increases in revenues of approximately $86,000 from 2001 as compared to 2000. Operating costs increased at the condominium project by $7,908 from $76,611 in 2000 to $84,519 in 2001 due to increased selling expenses. The condominiums were being redeveloped during the first half of 2000 and were not available for sale until the third quarter of 2000. Sales continued from January through June of 2001 when much of the condominium complex was significantly damaged by flooding from tropical storm "Allison". Flood restoration work began immediately after the flood and is expected to be completed by the end of the first quarter of 2002. The homeowner's association has received approximately $2.9 million in insurance proceeds for which approximately $2.3 million has been segregated for restoration of our units.
The redevelopment units are under contract for sale and should close by the end of the first quarter of 2002. Operating costs in our investment real estate segment increased by $3,250 from no activity in 2000 to $3,250 for 2001.

General and administrative expenses ("G&A") increased $42,643 from $2,291,820 in 2000 to $2,334,463 in 2001. Labor expenses increased approximately $78,000 due to the hiring of an additional employee to assist with collections, commissions paid to employees related to specific collections agreements, general wage increases and replacement of personnel at higher rates of pay. These labor expense increases were offset by a decrease in professional expenses of $(69,000) due to the replacement of outside management with internal management at Newport Golf Club and Conference Center. Franchise tax expense increased by approximately $90,000 due to higher earnings. Legal expense increased by approximately $51,000 due to increased collection activities. Property taxes decreased by approximately $(50,000) due to the sale of a 50% interest in most of the residential lots and acreage at the Newport project. G&A property expenses at the condominium redevelopment project decreased by approximately $(59,000) due to the abatement of homeowner association fees and reimbursement of expenses by the homeowners' association during 2001.

Interest expense increased $161,672 from $196,134 in 2000 to $357,806 in 2001. Much of this increase in interest expense was attributable to increased borrowing on the working capital line of credit in 2001 as compared to 2000, resulting in increased interest of approximately $118,000. The remaining increase in interest expense was attributable to the condominium redevelopment project, which reported an interest expense increase of approximately $44,000. The increased interest from the condominium project was the result of capitalizing the interest costs during the construction period during 2000 through September of that year, and expensing interest from October of 2000 through the beginning of the flood restoration period in June of 2001. Since June 2001, an additional $85,319 in interest expense has been capitalized while the condominium redevelopment project is under restoration, which is anticipated to be complete by the end of the first quarter of 2002.

Minority interest expense reduced total operating expenses by $107,020 during 2001 compared to a reduction of $85,980 in total operating expenses from minority interest in 2000. Minority interests expense represents the minority partners' share of the condominium redevelopment project's revenues and expenses. Minority interest expense did not occur during the first nine months of 2000 because the construction phase of the condominium redevelopment project was not completed until September 30, 2000.

Net income before income taxes increased $3,470,237 from a net loss of $(1,182,697) during 2000 to net income before income taxes of $2,287,540 in 2001. The increase in net income consisted of $1,824,672 from net gain on collections on asset pools, $349,541 from commercial ventures real estate, $1,077,494 from investment real estate, and $251,382 from project financing activities, offset by a decrease in unallocated net income before income taxes of $(32,852). Increased net income before income taxes from net gains on collections on asset pools was mainly due to increased collection activities, including a single collection that produced a net gain of approximately $1,576,000. Increased net income before income taxes in the commercial venture real estate segment primarily resulted from a smaller loss from the Newport Golf Course and Conference Center of approximately $313,000, increased profits from the Dallas and San Antonio retail centers of approximately $76,000, and by decreased losses from the condominium project of approximately $35,000, offset by increased unallocated G&A and line of credit interest of $(74,000) assigned to this business segment. The increase from investment real estate was due primarily to increased sales of residential lots and tracts of land at the Newport project, which resulted in higher net income before income taxes of approximately $1,070,000. The increased net income from the project-financing segment was due to increased loan activity and higher overall yield spreads.

Income tax benefit was $23,018 in 2000 compared to $175,000 in 2001. We have available a significant net operating loss carryforward which was generated primarily from the acquisition of certain corporate subsidiaries and assets of
MCorp Trusts.   Due to the availability of net operating loss carry forwards and other net deferred tax assets, we offset our taxable income during 2000 and 2001 and reduced the allowance for these deferred tax assets accordingly.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $1,071,223 at December 31, 2001 compared to $174,223 at December 31, 2000. We have $1.01 million available for future borrowings under our revolving credit facility.

During 2001, we continued to invest a substantial portion of our cash flow in various projects, including $2.1 million of real estate and joint venture investment purchases and $6.3 million in bridge (mezzanine) financing of real estate projects consisting of $8.2 million in proceeds from bank loans and $2.5 million in proceeds from related parties, reduced by loan repayment of $9.1 million to banks and $1.7 million to related parties. During 2001, we had a net reduction in cash flow from financing activities of $142,374.

Due to the capital-intensive nature of our business, we have experienced, and expect to continue to experience substantial working capital needs. Although there are no firm commitments at this time, we anticipate making $1.5 million in capital expenditures on commercial properties and anticipate originating approximately $16.0 million in new loans during 2002. We believe that cash flows from operations, future borrowings available under our revolving credit facility, and the pending sale of developed lots will be sufficient to fund our capital expenditures and working capital requirements for 2002 .

Our business is sensitive to interest costs on borrowed funds. The current downward trend in interest rates should reduce our borrowing costs and increase our margins. Likewise, should interest rates start increasing, our borrowing costs would increase and thereby reduce our margins. Since we invest in real estate property, any reductions in the valuation of real estate can decrease the value of our holdings and simultaneously, provide potential buying opportunities. At this time, property values are increasing in most of the areas in which we have real estate holdings. Due to the number of new golf courses recently opened and scheduled for opening in the near future, Houston has an extremely competitive public play golf market. We have aggressively marketed our golf course and conference center and have realized increasing play and utilization since the re-opening of the facility in November 1999. We are anticipating near breakeven operations during 2002. However, in the golf business, the weather is the factor that most affects profitability. While we cannot control the weather, we have budgeted for a reasonable number of bad weather days and we significantly reduce staffing and their related costs on these days.

Revolving Credit Facility - Effective December 31, 2001, we received a commitment to renew our existing $3,000,000 revolving promissory note scheduled to mature on March 31, 2002. This revolving credit facility is secured by notes receivable and real estate comprising the purchased asset pools, the commercial and investment real estate, certain notes receivable from project financing, and equipment. Principal is payable at maturity with interest payable monthly at the bank's prime rate plus 1.0% per annum (5.75% and 10.5% as of December 31, 2001 and 2000, respectively). Management is negotiating with this bank and other financial institutions in our attempt to increase the amount of availability under our credit facilities.

The Revolving Credit Facility provides for certain financial covenants.
Tangible net worth is equity reduced by the book value of intangible assets.
The "tangible net worth covenant" requires that our tangible net worth be at least $9.0 million. The "total liability to tangible net worth ratio covenant" requires that we maintain a ratio of liabilities to tangible net worth not exceeding 1.25:1.00. At December 31, 2001, we were in compliance with the above covenants.

Interest paid during 2001 and 2000 on all of our debt instruments, approximated $975,000 and $576,000, respectively, including $149,000 paid to related parties during 2001.

Unconsolidated Entities - At December 31, 2001 we own equity interests in three entities which are accounted for using the equity method, since we exercise significant influence but not financial or operating control over the entities. Therefore, our investment in these assets is reported on our consolidated balance sheet as a single line item without specifying the amount of assets or debt of these entities. Our percent ownership of these unconsolidated entities and our proportionate interest in their total assets and debt, is disclosed in the table below.


          UNCONSOLIDATED ENTITY          % OWNERSHIP    ASSETS       DEBT

     =======================================================================
     Newport Development Joint Venture        50 %    $2,174,175  $        0
     HOBA Lake Houston, Ltd                   25 %       341,148     205,924
     470 West Lake Houston, Ltd               50 %     1,938,000   1,598,000

     Totals                                           $4,453,323  $1,803,924


In the event of default on the debt by the entities, all the debt of these unconsolidated entities is non-recourse to the Company.

Recent Events - The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing later in this Form 10-KSB. On December 20, 2001, the Company entered into contract for the sale of the Condo Project subject to completion of the flood restoration and a satisfactory outcome of due diligence to be performed by the buyer. The total sales price is approximately $4.2 million which would result in the Company recording a gain of approximately $430,000 upon closing. The sales price is comprised of an $840,000 cash down payment with $3,160,000 financed by the Company by the issuance of an 18 month note bearing a fixed stated interest rate of 8.5%. The remaining $200,000 of the sales price will be financed by the realtor. If this transaction is consummated, it is anticipated to close the latter part of March 2002.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long -Lived Assets to be Disposed Of".

The provisions of SFAS 141 are effective immediately. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001 but not required.

SFAS 141 will require that upon our adoption of SFAS 142, we evaluate our existing intangible assets and make any necessary reclassifications in order to conform with the new criteria in SFAS 141. Upon our adoption of SFAS 142, we must reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by January 1, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 by March 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. We do not expect the provisions of SFAS 141 and SFAS 142 to have a significant effect on our financial position or operating results.

During October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. We do not expect the provisions of SFAS No. 144 to have a significant effect on our financial position or operating results.

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

                                                 Date:  March 25, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ C. W. JANKE                                          March 25, 2002
    C. W. Janke
    Chairman of the Board
    Chief Executive Officer
    (Principal Executive Officer)

By: /s/ J. H. CARPENTER                                      March 25, 2002
    J.H. Carpenter
    President
    Chief Operating Officer
    Director

By: /s/ CHARLES F. PRESLEY                                   March 25, 2002
    Charles F. Presley
    Vice-President
    Chief Financial Officer
    Treasurer
    (Principal Financial and Accounting Officer)

By: /s/ JAMES W. CHRISTIAN                                   March 25, 2002
    James W. Christian
    Director

By: /s/ JAMES J. JANKE                                       March 25, 2002
    James J. Janke
    Director

By: /s/ ROBERT A. SHUEY, III                                 March 25, 2002
    Robert A. Shuey, III
    Director

By: /s/ WILLIAM F. MOSLEY                                    March 25, 2002
    William F. Mosley
    Director

                                                RAMPART CAPITAL CORPORATION
                                                  EXHIBITS TO FORM 10-KSB
                                            FOR THE YEAR ENDED DECEMBER 31, 2001

                                                     INDEX OF EXHIBITS


EXHIBIT                                                DESCRIPTION
  NO.                                                  -----------
-------

    3.1  Restated Articles of Incorporation (Exhibit 3.1 to Rampart's Registration Statement on Form SB-2 (File No. 333-
         71089) and incorporated herein by reference)
    3.2  Bylaws (Exhibit 3.2 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)
    4.1  Form of Warrant Agreement Between Rampart and American Stock Transfer and Trust Company (Exhibit 4.1 to
         Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)
    4.2  First Amendment to Warrant Agreement (Exhibit 4.1 to Rampart's Form 8-K filed 4/12/2001 and incorporated herein by reference)

   10.1  1998 Stock Compensation Plan  - Revised June 24, 2000(Exhibit 10.1 to Rampart's Annual Report for 1999 on
         Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
   10.2  Share Transfer Restriction Agreement (Exhibit 10.2 to Rampart's Registration Statement on Form SB-2 (File No.
         333-71089) and incorporated herein by reference)
  *10.3  Twelfth (current) Amendment and Restatement of Loan Agreement with Southwest Bank of Texas, N. A.
   10.4  Purchase and Sale Agreement for Newport Assets (Exhibit 10.8 to Rampart's Registration Statement on Form SB-2
         (File No. 333-71089) and incorporated herein by reference)
   10.5  Janke Family Partnership, Ltd. Note for Newport assets purchase (Exhibit 10.9 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)
   10.6  Purchase Agreement for Newport Assets (Exhibit 10.10 to Rampart's Registration Statement on Form SB-2 (File
         No. 333-71089) and incorporated herein by reference)
   10.7  Loan Agreement between IGBAF, Inc. and Bank United (Exhibit 10.7 to Rampart's Annual Report for 2000 on
         Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
   10.8  Loan Agreement between Greater Houston Gulf Partners, Inc. and Southwest Bank of Texas, N. A. United (Exhibit
         10.8 to Rampart's Annual Report for 2000 on Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
   10.9  Plan of Conversion, Rampart Newport Corporation into Rampart Newport Corporation, L.L.C. United (Exhibit 10.9
         to Rampart's Annual Report for 2000 on Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
  10.10  Plan of Conversion, Rampart Services Corporation into Rampart Services Corporation, L.L.C. United (Exhibit
         10.10 to Rampart's Annual Report for 2000 on Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
  10.11  Plan of Conversion, IGBAF, INC. into IGBAF, L.L.C. United (Exhibit 10.11 to Rampart's Annual Report for 2000
         on Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
  10.12  Plan of Conversion, IGBF, INC. into IGBF, L.L.C. United (Exhibit 10.12 to Rampart's Annual Report for 2000 on
         Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
  10.13  Agreement and Plan of Merger, Rampart Properties Corporation into MCORP Properties, L.L.C. United (Exhibit
         10.13 to Rampart's Annual Report for 2000 on Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
  10.14  Agreement and Plan of Merger, Newport Fund Corporation into Newport Capital, L.L.C. United (Exhibit 10.14 to
         Rampart's Annual Report for 2000 on Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
  10.15  Plan of Complete Liquidation, IGBF, L.L.C. United (Exhibit 10.15 to Rampart's Annual Report for 2000 on Form
         10-KSB (File No. 333-71089) and incorporated herein by reference)
 *10.16  Modification Agreement between Southwest Bank of Texas and Greater Houston Gulf Partners, Ltd.
 *10.17  One to Four Family Residential Contract (Resale) between Greater Houston Gulf Partners, Ltd (Seller) and Asset
         Management & Real Estate Investment Inc & Its Successors (Buyer) for 77 Condominium Units.
  *21.1  Subsidiaries of Registrant
  *23.1  Consent of Pannell Kerr Forster of Texas, P.C., Certified Public Accountants

-----------------

*    Filed herewith.

                           RAMPART CAPITAL CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                          RAMPART CAPITAL CORPORATION



                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                                                Page
                                                                                                ----

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000 . . . . . . . . . . . . . . . . .     F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001 and 2000     F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7 - F-30

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Rampart Capital Corporation:


We have audited the accompanying consolidated balance sheets of Rampart Capital Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rampart Capital Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Houston,  Texas
February  8,  2002

                          RAMPART CAPITAL CORPORATION

                          Consolidated Balance Sheets

                                                                          December 31,
                                                                   --------------------------
                                                                      2001          2000
                                                                   ------------  ------------
                                   ASSETS
Cash and cash equivalents                                          $  1,071,223  $    174,223
Purchased asset pools, net                                            1,573,942     2,156,214
Commercial real estate, net                                           6,399,044     8,237,288
Investment real estate                                                1,635,147     2,286,667
Investment in real estate joint ventures                              1,763,505             -
Notes receivable                                                      5,947,362     3,502,622
Notes receivable from related parties, net                              154,868       489,901
Property and equipment, net                                             430,959       518,861
Other assets                                                            739,147       256,300
Minority interest                                                       190,318        83,298
                                                                   ------------  ------------

Total assets                                                       $ 19,905,515  $ 17,705,374
                                                                   ------------  ------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                      $  6,402,328  $  7,259,332
Notes payable related party                                             805,000             -
Accounts payable and accrued expenses                                 1,012,859       721,335
Advances from related party                                                   -       326,919
Deferred tax liability                                                  104,000       279,000
                                                                   ------------  ------------

        Total liabilities                                             8,324,187     8,586,586
                                                                   ------------  ------------

Commitments and contingencies                                                 -             -

Stockholders' equity
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;
    none issued                                                               -             -
  Common stock, $0.01 par value; 10,000,000 shares authorized;
    3,050,000 shares issued and outstanding                              30,500        30,500
Additional paid in capital                                            6,194,255     6,194,255
Retained earnings                                                     5,735,072     3,272,532
Treasury stock, 144,857 shares, at cost                                (378,499)     (378,499)
                                                                   ------------  ------------

        Total stockholders' equity                                   11,581,328     9,118,788
                                                                   ------------  ------------

Total liabilities and stockholders' equity                         $ 19,905,515  $ 17,705,374
                                                                   ------------  ------------


See notes to consolidated financial statements.

                          RAMPART CAPITAL CORPORATION

                      Consolidated Statements of Operations


                                                                 Year Ended December 31,
                                                               ----------------------------
                                                                   2001           2000
                                                               ------------  --------------
Net gain on collections on asset pools                         $  2,691,317  $     791,327
Investment real estate income                                     2,066,236         49,498
Commercial ventures income                                        2,668,010      2,526,796
Project financing income, net                                       505,933        202,149
Equity in earnings of real estate joint ventures                     38,786              -
Interest income                                                      19,072         20,742
Other income                                                          8,787         13,315
                                                               ------------  --------------

       Total revenue                                              7,998,141      3,603,827
                                                               ------------  --------------

General and administrative expenses                               2,334,463      2,291,820
Cost of real estate sold                                          1,214,880        453,790
Operating costs                                                   1,910,472      1,930,760
Interest expense                                                    357,806        196,134
Minority interest in loss                                          (107,020)       (85,980)
                                                               ------------  --------------

  Total operating expense                                         5,710,601      4,786,524
                                                               ------------  --------------

Income (loss) from operations before income tax benefit           2,287,540     (1,182,697)

Income tax benefit                                                  175,000         23,018
                                                               ------------  --------------

Net income (loss)                                              $  2,462,540  $  (1,159,679)
                                                               ------------  --------------

Basic earnings (loss) per common share                         $       0.85  $       (0.39)
                                                               ------------  --------------

Diluted earnings (loss) per common share                       $       0.85  $       (0.39)
                                                               ------------  --------------

Basic weighted average number of common shares outstanding        2,905,143      2,965,778
                                                               ------------  --------------

Diluted weighted average number of common shares outstanding      2,905,143      2,965,778
                                                               ------------  --------------


See notes to consolidated financial statements.

                          RAMPART CAPITAL CORPORATION

                Consolidated Statements of Stockholders' Equity


                                   Common         Additional
                             ------------------    Paid in      Retained      Treasury
                              Shares    Amount     Capital      Earnings       Stock         Total
                             ---------  -------  -----------  ------------  ------------  ------------
Balance, December 31, 1999   3,050,000  $30,500  $ 6,194,255  $ 4,432,211   $         -   $10,656,966

Purchase of treasury stock,
  144,857 shares, at cost            -        -            -            -    (378,499  )   (378,499  )

Net loss                             -        -            -   (1,159,679)            -    (1,159,679)
                             ---------  -------  -----------  ------------  ------------  ------------

Balance, December 31, 2000   3,050,000   30,500    6,194,255    3,272,532    (378,499  )    9,118,788

Net income                           -        -            -    2,462,540             -     2,462,540
                             ---------  -------  -----------  ------------  ------------  ------------

Balance, December 31, 2001   3,050,000  $30,500  $ 6,194,255  $ 5,735,072   $  (378,499)  $11,581,328
                             ---------  -------  -----------  ------------  ------------  ------------


See notes to consolidated financial statements.

                          RAMPART CAPITAL CORPORATION

                      Consolidated Statements of Cash Flows


                                                                   Year Ended December 31,
                                                               ------------------------------
                                                                    2001            2000
                                                               --------------  --------------
Cash flows from operating activities:
  Net income (loss)                                            $   2,462,540   $  (1,159,679)
  Adjustments to reconcile net income (loss)  to net cash
    provided by (used in) operating activities
      Depreciation                                                   203,159         171,845
      Amortization of cost of asset pools                            627,489         333,829
      Cost of real estate sold                                       367,957         530,402
      Change in loan loss reserve                                    323,937         (53,772)
      Gain on sale of investment real estate                        (958,104)              -
      Project financing note issued in sale of asset pool         (1,590,000)              -
      Equity in earnings of real estate joint ventures               (38,786)              -
      Minority interest                                             (107,020)        (83,298)
      Deferred taxes                                                (175,000)              -
    Changes in operating assets and liabilities
      Other assets                                                  (482,847)       (193,138)
      Accrued interest income                                         (2,271)       (294,297)
      Accounts payable and accrued expenses                          291,524         239,772
      Accrued interest expense                                        90,370         347,181
      Advances from related parties                                 (326,919)        326,919
                                                               --------------  --------------

        Net cash provided by (used in) operating activities          686,029         165,764
                                                               --------------  --------------

Cash flows from investing activities:
  Purchase of commercial real estate                              (1,217,807)     (5,650,212)
  Purchase of investment real estate                              (1,176,475)       (415,445)
  Purchase of property and equipment                                 (25,201)       (244,601)
  Purchase of asset pools                                             (9,530)        (14,433)
  Real estate joint ventures:
    Investments                                                     (932,806)              -
    Distributions                                                    180,391               -
  Notes receivable:
    Advances                                                      (6,302,021)     (2,453,125)
    Collections                                                    6,718,395          62,153
  Proceeds from notes receivable from related parties                  3,504           3,500
  Proceeds from the sale of investment real estate                   500,000               -
  Proceeds from condo project insurance claim                      2,613,007               -
  Proceeds from assessment rights                                      1,888          25,356
                                                               --------------  --------------

        Net cash provided by (used in) investing activities          353,345      (8,686,807)
                                                               --------------  --------------

Cash flows from financing activities:
  Proceeds from notes payable issued to related parties            2,470,304               -
  Payments on notes payable to related parties                    (1,665,304)              -
  Proceeds from notes payable                                      8,166,931       9,700,371
  Payments on notes payable                                       (9,114,305)     (3,368,393)
  Purchase of treasury stock                                               -        (378,499)
                                                               --------------  --------------

        Net cash provided by (used in) financing activities         (142,374)      5,953,479
                                                               --------------  --------------

Net increase (decrease) in cash and cash equivalents                 897,000      (2,567,564)

Cash and cash equivalents, beginning of year                         174,223       2,741,787
                                                               --------------  --------------

Cash and cash equivalents,  end of year                        $   1,071,223   $     174,223
                                                               --------------  --------------


See notes to consolidated financial statements.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

NOTE 1 -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

          Description of business
          -----------------------

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

          Through the acquisition of various assets, the Company currently holds three significant properties which generate operating revenue for the Company. During 1999, the Company acquired the Newport Golf Club and Conference Center ("Newport") which the Company currently manages as an operating component of their business. The Company also owns two retail centers that were acquired as purchased asset pool assets, which have since been reclassified as commercial real estate and are being held for the purpose of generating rental income.

          On January 7, 2000, the Company acquired a 51% interest in Greater Houston Gulf Partners, LTD (the "GHGP Partnership"). The GHGP Partnership is a separate legal entity formed to acquire, own and manage a condominium redevelopment project.

          On February 28, 2001, the Company entered into a real estate joint venture with a real estate developer to complete the development of approximately 739 residential lots within the Newport subdivision. A substantial portion of these residential lots were originally acquired as a part of the Newport acquisition. The Company has a 50% interest in the joint venture.

          On December 31, 2001, the Company entered into a real estate limited partnership with a real estate developer to develop a 470 acre parcel of land located near Lake Houston. The Company has a 50% interest in the limited partnership.

          Basis  of  consolidation
          ------------------------

          The consolidated financial statements include the accounts of Rampart Capital Corporation and its subsidiaries including majority owned partnerships in which the Company exercises significant control. As mentioned above, and discussed in Note 2, the Company owns a 51% interest in the GHGP Partnership that is reported using the full consolidation method. The consolidated financial statements of the Company include 100% of the assets and liabilities of the GHGP Partnership and the ownership interests of minority participants are recorded as minority interest. Intercompany accounts and transactions of its subsidiaries and of the

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Basis of consolidation (continued)
          ----------------------------------

          GHGP Partnership have been eliminated in consolidation. Investments in joint ventures and limited partnerships where the Company has the ability to exercise significant influence but does not exercise financial control or operating control are accounted for using the equity method.

          Reclassifications
          -----------------

          Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. These reclassifications had no effect on 2000 net loss or stockholders' equity.

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

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Purchased  asset  pools  (continued)
          ------------------------------------

          as Foreclosed Real Estate. Additionally, any real estate acquired with the initial purchase of an asset pool is classified as Foreclosed Real Estate. Foreclosed Real Estate is held by the Company for immediate sale. See Note 4 for further discussion.

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

          The Company continually evaluates the collectability of its investments. Consistent with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," each debt asset within the asset pool is evaluated based on the comparison of the investment allocated to the debt asset, net of a pro-rata portion of the asset pool cost already recovered from collections, to (i) management's estimate of the present value of the future cash flows from the debt asset, or,
          (ii) the fair value of the underlying collateral that management believes will be collected through foreclosure. For Paying Loans the estimated future cash flows are discounted to present value using the interest rate implicit in the difference between the investment in the debt asset and the cash flows to the Company required under the debt agreement. For Collections-in-Progress the estimated future cash flows are discounted to a present value using the interest rate implicit in the difference between the investment allocated to the debt asset and management's initial estimate of the cash flows made at the time the asset pool was purchased. Where such comparisons indicate an excess of the investment over the present value of cash flows or fair value, an impairment allowance (loan loss allowance) is recorded as a charge to operations in the form of an increase in that period's asset pool cost recovery. See Note 4 for further discussion.

          Foreclosed Real Estate is assessed on the basis of a comparison of the investment allocated to the real estate asset, net of a pro-rata portion of the asset pool cost already recovered from collections, to management's estimate of the fair value of the real estate, less estimated costs to sell. Where such comparisons indicate an excess of the investment over the fair value, an impairment allowance is recorded as a charge to operations in the form of an increase in that period's asset pool cost recovery. As of December 31, 2001, the Company has not been required to record an impairment allowance on Foreclosed Real Estate.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


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

          Commercial  real  estate
          ------------------------

          Commercial real estate is comprised of the Newport Golf Club and Conference Center, two retail centers held for the purpose of generating income and a 90 unit condominium project held by the GHGP Partnership.

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

          In the event a commercial real estate asset carrying value exceeds the sum of the undiscounted future cash flows from the asset, an impairment allowance is recorded to reduce its carrying amount to the fair value of the property. As of December 31, 2001, the Company has not been required to record an impairment allowance on commercial real estate.

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

          In the event an investment real estate asset carrying value exceeds its fair value less estimated costs to sell, an impairment allowance is recorded to reduce its carrying amount to its fair value less estimated costs to sell. As of December 31, 2001, the Company has not been required to record an impairment allowance on investment real estate.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Project  financing  income,  net
          --------------------------------

          Revenues from project financing are reported net of direct financing costs, primarily interest expense associated with the debt financing of each project and reserves for impairments of loans provided in accordance with FASB 114 (See Notes 6 and 7 for further discussion).

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

          Statements  of  cash  flows
          ---------------------------

          The consolidated statements of cash flows are presented using the indirect method and consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Earnings  per  share
          --------------------

          The Company accounts for its earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share," which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. During the year ended December 31, 2001 the market value of the Company's common stock was below the strike price of its dilutive securities. During the year ended December 31, 2000, the Company incurred a net loss, thus the effects of dilutive securities are anti-dilutive. For the reasons discussed above, basic and diluted earnings (loss) per share are the same for the years ended December 31, 2001 and 2000.

          Use  of  estimates
          ------------------

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of future collections on purchased asset pools used in determining the value of pools of assets within the purchased asset pool, recovery of costs against collections on asset pools, and the periodic revaluation of those assets for possible loss impairment. Actual results could differ materially from those estimates.

          Concentration  of  credit  risk
          -------------------------------

          The Company maintains its cash with major U.S. banks and, from time to time, these amounts exceed the Federally insured limit of $100,000. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

          The majority of the debt assets included in asset pools are concentrated in Texas and substantially all of the real estate is located in Texas.

          Fair  value  of  financial  instruments
          ---------------------------------------

          SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below.

          The carrying amount of cash, accounts payable and accrued liabilities approximates fair value at December 31, 2001 and 2000 due to the short-term nature of such accounts. The carrying amount of notes receivable and notes receivable from related parties are based on discounted future cash flows or the applicable market price as of December 31, 2001 and 2000.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Fair  value  of  financial  instruments  (continued)
          ----------------------------------------------------

          Purchased asset pools, which are comprised primarily of financial instruments, are carried at unrecovered costs, which includes any required impairment allowance. The net carrying value of the purchased asset pools is $1,573,942 and $2,156,214 as of December 31, 2001 and 2000, respectively. The estimated fair value of the purchased asset pools is approximately $5,283,000 and $7,077,000 as of December 31, 2001 and 2000, respectively. The estimated fair value of the asset pools is based on management's estimates of the future cash flows to be derived from the asset pools, discounted to a present value using interest rates that reflect current interest rates and existing asset risk conditions.

          The Company's notes payable carry both fixed and variable interest rates. Management estimates that the interest rates in effect under both the fixed and variable rate notes approximate the current market rates for instruments with similar terms and credit risk, and therefore the carrying amount of notes payable approximates fair value.

          New accounting standards
          ------------------------

          In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

          The provisions of SFAS 141 are effective immediately. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001, but not required.

          SFAS 141 will require that upon adoption of SFAS 142, the company evaluate its existing intangible assets and make any necessary reclassifications in order to conform with the new criteria in SFAS
          141. Upon adoption of SFAS 142, the company must reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by January 1, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 by March 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. The Company does not expect the provisions of SFAS 141 and SFAS 142 to have a significant effect on its financial position or operating results.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 1 -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES   (CONTINUED)

          New  accounting  standards  (continued)
          ---------------------------------------

          In October 2001, the FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121 and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. The Company does not expect the provisions of SFAS No. 144 to have a significant effect on its financial position or operating results.

NOTE 2 -  ACQUISITIONS

          On January 7, 2000, the Company acquired a 51% interest in the GHGP Partnership which was formed to acquire, own, and manage a condominium redevelopment project (the "Project"). In connection with the acquisition of its interest in the GHGP Partnership, the Company made a loan to the GHGP Partnership for $1.1 million to provide financing for the acquisition of the Project. The balance of the Project purchase price and redevelopment funds were provided to the GHGP Partnership by a $2.9 million bank loan and additional loans of $700,000 from the partners.

NOTE 3 -  INVESTMENT IN REAL ESTATE JOINT VENTURES

          On February 28, 2001, the Company entered into a real estate joint venture (the "Joint Venture") with a real estate developer (the "Developer") to complete the development of approximately 739 residential lots (431 developed lots and 308 undeveloped lots) within the Newport subdivision. A substantial portion of these residential lots were originally acquired as a part of the Company's Newport acquisition. The developer also has the right to acquire, at cost, 50% of all lots within the Newport subdivision that are subsequently acquired by the Company. As a condition of the Joint Venture, the Company entered into a sales agreement with the Developer by which the Developer acquired a 50% interest in the 739 residential lots for a total purchase price of approximately $1.8 million.

          The purchase price was comprised of $500,000 of cash and notes issued by the Company for approximately $1,300,000. The notes bear interest at prime plus 2%, have a $50,000 minimum annual principal payment and mature on or before June 28, 2006. The Company recorded a gain of $958,104 on the sale of these residential lots. According to the terms of the Joint Venture, the residential lots were contributed to the Joint Venture by the Developer and the Company as their initial capital contributions. The Company has a 50% interest in the Joint Venture and accounts for its investment using the equity method since the Company exercises significant influence but not financial or operating control.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 3 -  INVESTMENT IN REAL ESTATE JOINT VENTURES  (CONTINUED)

          On October 3, 2001, the Joint Venture entered into a real estate limited partnership (the "HOBA Limited Partnership") with a real estate developer to develop two tracts of land for residential resale totaling 424 acres located near Lake Houston. The limited partnership interest purchase price was $350,000 and subsequent investments by the Joint Venture were $152,783. The Joint Venture has a 50% interest in the limited partnership and accounts for its investment using the equity method since the Joint Venture exercises significant influence but not financial or operating control. As of December 31, 2001, total assets and total liabilities of the HOBA Limited Partnership are $1,364,591 and $861,809 ($823,697 of which is debt), respectively.

          On December 31, 2001, the Company entered into a real estate limited partnership (the "Partnership") with a real estate developer to develop a 470 acre parcel of land for residential resale located near Lake Houston. The limited partnership interest purchase price was $680,000. The Company has a 50% interest in the limited partnership and accounts for its investment using the equity method since the Company exercises significant influence but not financial or operating control.

          The combined condensed balance sheet (100%) of these ventures as of December 31, 2001 is summarized as follows:

                       Balance Sheet

                      December 31, 2001
-------------------------------------------------------------
Cash                                               $  108,709
Other assets                                            2,249

Land                                                5,014,764
Developed and undeveloped residential lots          2,595,844
                                                   ----------
                                                    7,610,608

HOBA limited partner interest                         502,783
                                                   ----------

  Total assets                                     $8,224,349
                                                   ----------

Accounts payable                                   $   83,824
Debt                                                3,196,000

Ventures' capital                                   4,944,525
                                                   ----------

   Total liabilities and ventures' capital         $8,224,349
                                                   ----------

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 3 -  INVESTMENT IN REAL ESTATE JOINT VENTURES  (CONTINUED)

          The combined condensed statement of operations (100%) of these ventures for the period from inception (February 28, 2001) through December 31, 2001 is summarized as follows:

                        Statement of Operations

               For the Period From Inception (February 28,
                    2001) Through December 31, 2001
----------------------------------------------------------------
      Revenues                                          $393,565

      Cost of real estate sold                           240,613
                                                        --------

         Gross Profit                                    152,952

      Operating expenses                                  18,842
      Ad valorem taxes                                    56,339
                                                        --------

         Total expenses                                   75,381
                                                        --------

      Net income                                        $ 77,751
                                                        --------

          In the event of default by the venture, the venture's debt of $3,196,000 as of December 31, 2001 is non-recourse to the Company.

          The investments in these ventures reported on the Company's balance sheet, differs from the proportionate share of the venture's underlying net assets due to the basis differential which arose upon the transfer of the assets to the Joint Venture by the Company. The basis differential in the ventures of $708,758 is amortized into income as parcels of real estate or lots are sold and distributions from the ventures are received.

          The Company receives a fee of $800 per month to provide accounting services to the Joint Venture. The Company earned total fees of $7,200 during the year ended December 31, 2001.

NOTE 4 - PURCHASED ASSET POOLS

          The net gain on collections on asset pools for the years ended December 31 is as follows:

                                                      2001          2000
                                                  ------------  ------------
         Collections                              $  3,275,029  $  1,071,384
         Recovery of allocable portion of
           asset pool cost                            (627,488)     (333,829)
         Impairment adjustments (loan losses)           43,776        53,772
                                                  ------------  ------------

         Net gain on collections on asset pools   $  2,691,317  $    791,327
                                                  ------------  ------------

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 4 -  PURCHASED ASSET POOLS  (CONTINUED)

          Purchased asset pools consist of the following at December 31:

                                                     2001        2000
                                                  ----------  -----------
Collections-in-progress                           $  723,093  $  675,776
Paying loans                                         138,678     553,336
Loan loss allowance                                        -     (43,776)
                                                  ----------  -----------
                                                     861,771   1,185,336
Foreclosed real estate                               712,171     970,878
                                                  ----------  -----------

Purchased asset pools, net                        $1,573,942  $2,156,214
                                                  ----------  -----------

Activity in the allowance for loan losses for the years ended December 31, is as follows:

                                                    2001         2000
                                                 -----------  -----------
Allowance at beginning of year                   $   43,776   $   97,548
Allowance adjustments credited to operations        (43,776)     (53,772)
                                                 -----------  -----------

Allowance at end of year                         $        -   $   43,776
                                                 -----------  -----------

          Specific allowances for losses on debt assets included in the asset pools amounted to $0 and $43,776 at December 31, 2001 and 2000, respectively. The allowance adjustment increased the net gain on collections on asset pools in the statement of operations by $43,776 and $53,772 for the years ended December 31, 2001 and 2000, respectively. The loan loss allowance at December 31, 2000 relates to specific loans having aggregate carrying amounts of $196,490. As of December 31, 2001 no allowance for loan losses was deemed necessary.

          On September 28, 2001, the Company executed a sales agreement for the disposal of a foreclosed parcel of commercial real estate included within purchased asset pools for a total purchase price of approximately $2.05 million. The purchase price consisted of $464,104 of cash and a note issued by the Company for approximately $1.59 million. The note bears interest at 9% per annum with principal and interest of $43,416 due quarterly. The note matures on September 28, 2006 with all unpaid interest and principal due in full. The Company recorded a gain of $1,580,144 on the sale which is included within net collections on asset pools in the accompanying consolidated statement of operations.

NOTE 5 -  COMMERCIAL REAL ESTATE

          Commercial real estate is comprised of the Newport Golf Club and Conference Center, two retail centers held for the purpose of generating income and a 90 unit condominium project held by the GHGP Partnership.

          Included within commercial real estate as of December 31, 2001, and 2000 is commercial real estate cost of $2,886,297 and $4,491,031, respectively, representing the GHGP Partnership's costs in the Project. Project cost is amortized to cost of real estate based on the square footage of the units sold. During the years ended December 31, 2001 and 2000, the Company sold seven and eight units, respectively, and total cost of $367,956 and $530,502, respectively, was charged to cost of real estate sold. Units were being sold at sales values in excess of the GHGP Partnership's carrying value. During June 2001, the Project was severely damaged due to flooding. Insurance proceeds are expected to be

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 5 -  COMMERCIAL REAL ESTATE  (CONTINUED)

          sufficient to complete the flood restoration which is anticipated to be completed by the end of the first quarter of 2002. As of December 31, 2001, total insurance proceeds of $2,613,007 have been received and capitalized to the total cost of the Project (See Note 17).

          The Company also owns two commercial retail centers located in Dallas and San Antonio, Texas for which gross rental income amounted to $597,223 and $470,296 for the years ended December 31, 2001 and 2000, respectively.

          Commercial  real estate at December 31, is comprised of the following:

                                     December 31,
                               ------------------------
                                  2001         2000
                               -----------  -----------
     Commercial real estate    $ 6,610,020  $ 8,359,705
     Accumulated depreciation   (210,976 )   (122,417 )
                               -----------  -----------

                               $ 6,399,044  $ 8,237,288
                               -----------  -----------

          Depreciation expense for commercial real estate was $90,056 and $75,402 for the years ended December 31, 2001 and 2000, respectively.

NOTE 6 -  NOTES RECEIVABLE

          Notes receivable held by the Company are by virtue of financing of the sales of Company assets and by providing bridge financing on real estate projects originated by the Company. Notes receivable were $5,947,362 and $3,502,622, respectively, as of December 31, 2001 and 2000 and are described below.

          The 1999 sale of assessment rights (the "Rights") at Newport was financed by the Company by the issuance of an $850,000 note. The note is secured by a collateral assignment of the rights, the related assessment receivables, and associated real property foreclosure rights. Interest on the note is payable monthly at 10% per annum through December 1999, at which time principal and interest payments of $12,030 are due monthly through December 2008. The Rights provide the buyer with enforceable lien rights on the underlying properties. The historical and anticipated cash flows from the collection of the fees are reasonably assured because of the lien rights, which serve to ensure the buyer's performance of the required maintenance and the repayment of the note in accordance with its terms. The balance of this note was $719,185 and $787,847, at December 31, 2001 and 2000,
          respectively.

          At December 31, 2001, the Company has $2,634,895 of owner financed notes receivable that were issued in conjunction with sales of certain of the Company's real estate assets. These notes (i) are collateralized by real estate, (ii) generally have a loan to value collateral coverage ratio of 80% or less, (iii) have original principal balances ranging from $577,500 to $1,590,000, and (iv) have interest rates ranging from prime plus 2% (6.75% at December 31, 2001) to a fixed rate of 9%. These notes generally have terms of five years or less and have repayment terms that require monthly or quarterly interest and principal payments with any unpaid interest and principal due at maturity. Included within the balance of notes receivable is accrued interest of $8,404 as of December 31, 2001.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 6 -  NOTES RECEIVABLE (CONTINUED)

          At December 31, 2001 and 2000, the remaining $2,593,282 and $2,714,775, respectively, of the notes receivable are bridge financing loans originated by the Company. These notes (i) are collateralized by real estate, (ii) generally have a loan to value collateral coverage ratio of 60% or less , (iii) have original principal balances ranging from $400,000 to $1,750,000, and (iv) have interest rates ranging from a fixed rate of 13% to a fixed rate of 22%. The average yield earned on bridge financing loans including points and penalties, before deducting interest cost of underlying secured debt, was 23.9% and 16.3%, respectively, for the years ended December 31, 2001 and 2000. These notes generally provided for additional interest to accrue in the event of early repayment or default. Repayment terms vary but generally include monthly or quarterly interest and principal payments with any unpaid interest and principal due at maturity. Included within the balance of notes receivable is accrued interest of $22,458 and $64,776 as of December 31, 2001 and 2000, respectively.

          The gross project financing revenues and financing costs for the years ended December 31, are as follows:

                                           Year ended
                                           December 31,
                                    --------------------------
                                        2001          2000
                                    ------------  ------------
Gross project financing revenues    $  1,411,467  $    402,798
Less: Financing costs                   (537,821)     (200,649)
Less: Loan impairment (see Note 7)      (367,713)            -
                                    ------------  ------------

Project financing income, net       $    505,933  $    202,149
                                    ------------  ------------

NOTE 7 -  NOTES RECEIVABLE FROM RELATED PARTIES

          During June 1998, the Company sold real estate property from its asset pool to related parties in exchange for four notes receivable totaling $525,000. These notes are secured by certain investments in common stock held by the related parties. Principal plus interest at 10% per annum was due June 2001 for each of the notes. During June 2001, the Company elected to extend the terms of the notes to mature on June 30, 2004 and to reduce the interest rates from 10% to 4.07% per annum.

          The outstanding notes receivable from related parties plus accrued interest was $522,581 and $489,901, at December 31, 2001 and 2000,
          respectively. During the year ended December 31, 2001, the fair value of the underlying collateral of these notes was determined to be impaired. In accordance with FASB 114, the Company provided an allowance of $367,713 to reduce the notes to their estimated net realizable value.

          The Company received principal of $3,504 and $3,500 during 2001 and 2000, respectively.

NOTE 8 -  PROPERTY AND EQUIPMENT

          Property and equipment consists of the Company's furniture and equipment and is recorded at cost. Accumulated depreciation on furniture and equipment amounted to $288,856 and $175,753 at December 31, 2001 and 2000, respectively. Depreciation expense for property

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 8 -  PROPERTY AND EQUIPMENT  (CONTINUED)

          and equipment for the years ended December 31, 2001 and 2000 was $113,103 and $96,443, respectively.

NOTE 9 -  NOTES PAYABLE

Notes  payable  consist  of  the  following  at  December  31:

                                                             2001        2000
                                                          ----------  ----------
3,000,000 revolving credit facility (the "Revolving
Credit Facility"), as amended on March 31, 2001 and
renewed on December 31, 2001, payable to a bank,
secured by certain project financing notes, purchased
asset pool real estate and certain equipment;
principal payable based on proceeds from disposition
and payments received on the purchased asset pools;
interest payable monthly at the bank's prime rate plus
one percent (1%) per annum (5.75% as of December
31, 2001); remaining unpaid interest and principal
due on March 31, 2002.                                    $1,991,893  $1,959,893

1,500,000 term note payable to a bank, secured by
all security interests issued and a guarantee
agreement executed by the Company; bearing a
stated interest rate of the bank's prime rate plus
(2.5%) per annum (7.25% as of December 31,
2001); interest to accrue monthly through June 25,
2002; remaining unpaid principal and interest due
June 25, 2002.                                             1,510,821           -

1,800,000 term note payable to a bank, as amended
on December 15, 2001, bearing interest at a rate
equal to the greater of 7% or the bank's prime rate
plus two percent (2%) per annum (6.75% as of
December 31, 2001); interest payable monthly
beginning January 15, 2002 and continuing through
November 15, 2002; remaining unpaid principal and
interest due December 15, 2002.                            1,246,319   2,649,724

1,800,000 term note payable to a bank, secured by
all security interests issued and a guaranty
agreement executed by the Company; bearing a
stated interest rate of the bank's prime rate plus two
percent (2%) per annum (6.75% as of December 31,
2001); interest to accrue monthly beginning
November 21, 2000 through May 31, 2001; remaining
unpaid principal and interest due May 31, 2001. This
loan was repaid in full during 2001.                               -   1,806,000


                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 9 -  NOTES PAYABLE (CONTINUED)

                                                          ----------------------
                                                             2001        2000
                                                          ----------  ----------

1,040,000 term note payable to a bank, secured by
all security interests issued and a guarantee
agreement executed by the Company; bearing a
stated interest rate of the bank's prime rate plus two
percent (2%) per annum (6.75% as of December 31,
2001); interest to accrue monthly through May 30,
2002; remaining unpaid principal and interest due
May 30, 2002.                                                643,773           -

Unsecured revolving credit facility payable to a third
party, bearing a stated interest rate of eighteen
percent (18%) per annum; all principal and interest
due December 1, 2001.                                        607,803     399,026

441,705 term note payable to a third party
corporation, secured by real estate; principal and
interest payments of $24,827 due semi-annually;
bearing a stated interest rate of 9.5% per annum;
remaining unpaid principal and interest due June
2002.                                                        265,855     288,612

205,339 term note payable to a third party, secured
by equipment; principal and interest payments of
4,252 due monthly beginning August 15, 1999;
bearing a stated interest rate of 8.9% per annum;
remaining unpaid principal and interest due July 15,
2004.                                                        117,384     156,077

20,487 term note payable to a third party, secured
by equipment; principal and interest payments of
656 due monthly; bearing a stated interest rate of
9.25% per annum; remaining unpaid principal and
interest due August 31, 2004.                                 18,480           -
                                                          ----------  ----------

                                                          $6,402,328  $7,259,332
                                                          ----------  ----------

          On March 31, 2001 the bank amended the terms of the Revolving Credit Facility to reduce the Company's available borrowing base from $5,000,000 to $3,000,000 and was subsequently renewed on December 31, 2001. The Revolving Credit Facility, as amended, provides for certain financial covenants. The Tangible Net Worth Covenant requires that the Company's Tangible Net Worth be at least $9.0 million. The Total Liabilities to Tangible Net Worth Ratio Covenant requires that the Company maintain a ratio of Liabilities to Tangible Net Worth not exceeding 1.25:1.00. At December 31, 2001 the Company was in compliance with the above covenants. At December 31, 2001, the Company has $1.01 million available for further borrowings under this revolving credit facility.

          On December 15, 1999 the Company entered into a term note payable to a bank, which provided for an original borrowing base equal to $2,955,000 and interest at a stated rate of the bank's prime rate plus one percent (1%) maturing on December 15, 2001. At maturity the bank agreed to renew the loan and amend its terms to provide for a borrowing base of

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 9 -  NOTES PAYABLE  (CONTINUED)

          $1,800,000 and interest at a rate equal to the greater of 7% or the bank's prime rate plus two percent (2%) per annum (6.75% as of December 31, 2001); interest payable monthly beginning January 15, 2002 and continuing through November 15, 2002; remaining unpaid principal and interest due December 15, 2002.

          At December 31, 2001 the Company has an unsecured revolving credit facility payable to the participating venturer of the GHGP Partnership, bearing a stated interest rate of eighteen percent (18%) per annum; all principal and interest was due on December 1, 2001. This revolving credit facility is currently being renegotiated with the venturer. The outstanding balance of this revolving credit facility as of December 31, 2001 is $607,803.

          Notes  payable  related  party
          ------------------------------

          From time to time, the Company enters into note payable agreements with certain related parties, some of which are officers and directors of the Company, to provide working capital necessary to conduct its ongoing business affairs. Generally these notes have a term not to exceed twelve months and bear interest at a fixed rate of 18% per annum. During the year ended December 31, 2001 the Company has received proceeds from borrowings of $2,470,304 and repaid $1,665,304 under the terms of these related party note agreements. The total outstanding as of December 31, 2001 was $805,000. For the year ended December 31, 2001 total interest accrued and paid was $141,560.

          Advances  from  related  party
          ------------------------------

          During the year ended December 31, 2000, certain officers of the Company and/or directors advanced funds to the Company in anticipation of exercising their common stock options. Until exercise of these common stock options, the advances accrue interest at a rate of 7% per annum payable monthly. As of December 31, 2000, $326,919 remained outstanding representing advances from officers and/or directors. This amount was repaid in full during the year ended December 31, 2001. Total interest paid during the years ended December 31, 2001 and 2000 was $7,809 and $5,207, respectively.

          Unsecured  Promissory  Note
          ---------------------------

          During 1999, the Company issued an unsecured promissory note to an unrelated third party related to the sale of certain assessment rights at Newport. The note was non-recourse to the Company and was to be repaid solely from a ten percent (10%) participation in cash receipts from the $850,000 note receivable issued to the purchaser of the rights. This note was repaid during the year ended December 31, 2000.

          Interest paid during the years ended December 31, 2001 and 2000, on all the Company's debt instruments referred to above, was approximately $975,000 and $576,000, respectively, (approximately
          $828,000  and  $367,000,  respectively,  net of capitalized interest).

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 9 -  NOTES PAYABLE  (CONTINUED)

          The  Company's  debt  maturities  as  of  December 31, are as follows:

               Year Ended
              December 31,
              ------------
                  2002          $7,120,149
                  2003              53,223
                  2004              33,956
                                ----------

                                $7,207,328
                                ----------

NOTE 10- INCOME TAXES

          The deferred tax liability as of December 31, 2001 and 2000 arises from the use of different methods of recognition of costs allocable to asset pools for financial statement purposes and Federal tax purposes. A modified cost recovery method, whereby the allocable costs are recognized in conjunction with collections on individual asset pool components in the ratio of total asset pool acquisition costs to total asset pools collections, is used for financial statement purposes.

          The cost recovery method is used for Federal income tax purposes. The Company's deferred tax asset as of December 31, 2001 consists of net operating loss carry forwards ("NOLs") of approximately $42.3 million, which expire beginning in 2002 and continues through 2020. The majority of these NOLs were generated through the 1997 acquisition of certain corporate subsidiaries and assets of MCorp Trust, Mcorp Financial Trust, and Mcorp Management Trust (collectively the "Mcorp Trusts"). These subsidiaries originally had $52.1 million in NOLs and built-in-losses which management believes can be used to offset future taxable income generated by the acquired corporate entities, subject to certain possible limitations.

          Due to the nature of the net operating loss carryforwards acquired in the Mcorp Trusts acquisition, and the fact that the resolution of the Company's assets and the recognition of income therefrom is subject to conditions and timing which are beyond the control of management, there can be no assurance that the Company will generate any specific level of earnings, or that the taxable earnings will be realized in a subsidiary which has sufficient net operating loss carry forwards available. SFAS No. 109 requires the recognition of future tax benefits such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. Due to the inherent uncertainty underlying the likelihood of earnings, management has established a valuation allowance relating to its net deferred tax asset.

          The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance adjusted accordingly. Deferred income taxes have been established for the effects of differences in the bases of assets and liabilities for financial reporting and income tax purposes.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 10 - INCOME TAXES  (CONTINUED)

          The provision for income tax benefit, consisting entirely of deferred income taxes, is reconciled, using a Federal statutory rate of 34% to the Company's effective tax rate as follows:

                                                       Year Ended December 31,
                                         ------------------------------------------------
                                                   2001                     2000
                                         ----------------------  ------------------------
                                            Amount       Rate       Amount        Rate
                                         ------------  --------  ------------  ----------
Tax (expense) benefit at statutory rate  $  (777,764)   (34.0)%  $   402,117       34.0 %
Adjustment to deferred tax liability          175,000     7.7 %            -          -
Utilization (recognition) of
  net operating loss carry forward            777,764    34.0 %     (379,099)     (32.0)%
                                         ------------  --------  ------------  ----------

Income tax benefit                       $    175,000     7.7 %  $    23,018        2.0 %
                                         ------------  --------  ------------  ----------

          Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                 2001            2000
Book basis of assets in excess of tax basis  $   (186,312)  $  (1,027,171)
Net operating loss carryforwards               14,377,483      18,060,532
Valuation allowance                           (14,295,171)    (17,312,361)
                                             -------------  --------------

Deferred tax liability, net                  $   (104,000)  $    (279,000)
                                             -------------  --------------

          The changes in the valuation account applicable to the deferred tax asset primarily relate to the availability of NOLs related to the MCorp Acquisition.

          Changes in the valuation allowance account for the years ended December 31, are as follows:

                                              2001           2000
                                          -------------  ------------
Valuation allowance at beginning of year  $  17,312,361  $17,511,264
(Utilization) recognition of
  net operating loss carry forward            (777,764)      379,099
Expiration of NOLs                          (2,239,426)     (578,002)
                                          -------------  ------------

Valuation allowance at end of year        $  14,295,171  $17,312,361
                                          -------------  ------------

No Federal income taxes were incurred or paid during the years ended December 31, 2001 or 2000.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 10 - INCOME TAXES  (CONTINUED)

          The following is a summary of the NOLs and their expiration dates:

        Expiring in
        December 31,               Amount
        ------------            -----------
           2002                 $14,518,127
           2003                   1,258,441
           2004                      -
           2005                   1,246,612
           2006                   7,879,287
           thereafter            17,384,248
                                -----------

           Total                $42,286,715
                                -----------

NOTE 11 - COMMITMENTS AND CONTINGENCIES

          Litigation
          ----------

          The Company is involved in various legal proceedings arising in the ordinary course of its business. In the opinion of management, the resolution of such matters should not have a material adverse impact on the financial condition, results of operations or liquidity of the Company. During 1999, the Company evaluated its financial exposure to litigation and environmental risks associated with the debt assets and foreclosed real estate within its asset pools and elected to transfer and realign its assets based upon the element of risk associated with the different types of asset pools. Management believes that this restructuring of its assets within existing corporate entities will provide greater protection of its financial condition.

          Operating  leases  (as  lessee)
          -------------------------------

          The Company leases certain golf course equipment under non-cancelable operating leases. Future minimum rental payments required by these leases are estimated as follows:

     Year Ending
     December 31,
     ------------
       2002             $ 55,880
       2003               55,880
       2004               30,697
       2005                4,236
                        --------

       Total            $146,693
                        --------

          Total expense incurred under these and other month-to-month rental agreements approximated $181,000 and $182,000 during the years ended December 31, 2001 and 2000, respectively.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 11 - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

          Operating  leases  (as  lessor)
          -------------------------------

          The Company has long-term lease agreements with tenants in their San Antonio and Dallas commercial real estate rental property locations.

          Future minimum payments to be received under these leases are estimated as follows:

     Year Ending
     December 31,
     ------------
       2002             $  477,345
       2003                426,456
       2004                317,750
       2005                220,229
       2006                 47,153
                        ----------

       Total            $1,488,933
                        ----------

          Capital  leases
          ---------------

          At Newport, the Company leases various types of golf course equipment. Following is an analysis of golf course equipment under capital lease:

                                         December 31,
                                    --------------------
                                      2001       2000
                                    ---------  ---------

     Capitalized cost               $225,826   $205,339
     Less accumulated amortization   (75,042)   (44,001)
                                    ---------  ---------

     Capitalized cost, net          $150,784   $161,338
                                    ---------  ---------


          Amortization expense under capital leases amounted to $31,041 and $29,334 for the years ended December 31, 2001 and 2000, respectively, and is included in total depreciation expense in the consolidated statements of operations.

          Future minimum payments under capital leases as of December 31, 2001 are as follows:

            Year Ending
            December 31,
            ------------

              2002             $ 58,887
              2003               58,887
              2004               34,999
                               --------

              Total            $152,773
                               --------

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 11 - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

          Capital  leases  (continued)
          ----------------------------

          Future minimum payments under capital leases consist of the following at December 31:

                                      2001        2000
                                   -----------  ---------
Future minimum capital
  lease payments                   $   152,773  $182,836
Less amount representing interest      (16,989)  (26,759)
                                   -----------  ---------

Present value of net minimum
  capital lease payments           $   135,784  $156,077
                                   -----------  ---------

NOTE 12 - EQUITY

          Initial  public  offering  and  warrants
          ----------------------------------------

          In September 1999, the Company completed its initial public offering of 400,000 units, generating proceeds of $6,202,255, net of offering expenses of approximately $1,400,000. Each unit was comprised of two shares of common stock and one redeemable common stock purchase warrant. The shares and the warrants included in the units automatically separated 30 days following the close of the offering and became separately tradable. The warrants included in the units became exercisable 30 days following the close of the Offering and provided for the purchase of one share of common stock at an exercise price of $10.64 per share. These warrants are subject to redemption by the Company for $0.05 per warrant at any time on 30 days prior written notice if the closing price of the common stock is at least $14.25 for ten consecutive trading days. These warrants expired in March 2001, but the Company reserved the option to extend the exercise period up to an additional 18 months. On March 20, 2001, the Board of Directors elected to extend the expiration date of the warrants to June 30, 2002.

          Treasury  stock
          ---------------

          On January 11, 2000, the Company's Board of Directors approved a common stock repurchase plan under rule 10b-18 of the Securities and Exchange Commissions Act of 1934, for the purchase of up to $2.0 million worth of the Company's outstanding common stock in open market transactions. Acquired shares are held as treasury stock by the Company, and are available for future use in acquisitions, financing or awards as granted under the Company's 1998 Stock Compensation Plan. During the year ended December 31, 2000, 144,857 shares of common stock were acquired by the Company at a total cost of $378,499. There were no treasury shares acquired during the year ended December 31, 2001.

NOTE 13 - STOCK COMPENSATION PLAN

          In December 1998, the 1998 Stock Compensation Plan (the "Plan") was approved by the Board of Directors ("Board") and by the stockholders. The provisions of the Plan provide for the granting of options for the purchase of the Company's common stock to be granted as incentive compensation to employees and officers of the Company and its subsidiaries. Effective June 24, 1999, the Company amended the Plan to reserve up to 375,000 shares of common stock to be granted under the Plan and to provide option grants to Directors and consultants. The number of shares and the shares granted are subject to adjustment in the

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 13 - STOCK COMPENSATION PLAN  (CONTINUED)

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

          The Plan also provides for the award of Stock Appreciation Rights ("SARs") to optionees. The Compensation Committee may award to an optionee, with respect to each share of common stock covered by an option (a "Related Option"), a SAR permitting the optionee to be paid the appreciation on the Related Option. A SAR granted with respect to an ISO must be granted together with the Related Option. A SAR granted with respect to a non-qualified option may be granted together with or subsequent to the grant of the Related Option. The exercise of the SAR shall cancel and terminate the right to purchase an equal number of shares covered by the Related Option.

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

          Activity  related  to  stock  options  is  summarized  as  follows:

                                       Incentive            Nonqualified
                                     Stock Options          Stock Options
                                ----------------------  -----------------------
                                             Weighted                 Weighted
                                             Average                  Average
                                              Option                   Option
                                  Number    Price Per     Number     Price Per
                    Activity    of Shares     Share      of Shares     Share
                   -----------  ----------  ----------  -----------  ----------
December 31, 1999  Outstanding          -   $        -            -  $        -
                   Granted        129,284         3.50      245,716        3.50
                   Exercised            -            -            -           -
                   Expired              -            -            -           -
                                ----------  ----------  -----------  ----------
December 31, 2000  Outstanding    129,284         3.50      245,716        3.50
                   Granted              -            -            -           -
                   Exercised            -            -            -           -
                   Expired       (129,284)        3.50  (242,716  )        3.50
                                ----------  ----------  -----------  ----------
December 31, 2001  Outstanding          -   $        -        3,000  $     3.75
                                ----------  ----------  -----------  ----------
                   Exercisable          -   $        -        3,000  $     3.75
                                ----------  ----------  -----------  ----------

NOTE 14 - EMPLOYEE BENEFIT PLAN

          Effective January 1, 2000, the Company established an IRS Section 408(k) Simplified Retirement Plan (the "Retirement Plan"). The Company matches participating employee contributions to the Retirement Plan up to a maximum of 3% of the employee's compensation. Individual employee elective contributions cannot exceed the limit set by the IRS
          (currently $6,500 per year). Collectively, employee and employer contributions to the

          Retirement Plan are limited by the IRS to $13,000 in any one year. The employee's elective contributions are made pre-tax and each employee chooses the mutual funds in which to invest both the employee's and the Company's contributions. Both the participant's and the Company's contributions are immediately vested and are payable to the participant or their beneficiary upon termination of employment.
          During the years ended December 31, 2001 and 2000 the Company contributed approximately $23,500 and $19,500, respectively, to the Retirement Plan.

NOTE 15 - SEGMENT REPORTING

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

          "Unallocated" represents activities that are general corporate in nature and do not relate specifically to any one segment. Unallocated segment assets comprise cash, a related party note receivable, prepaid assets and property and equipment. Unallocated revenue consists of interest income generated from overnight money market invested funds and miscellaneous other income.

          Financial information by reportable operating segment for the years ended December 31, 2001 and 2000 are as follows:


                                                      Year Ended December 31, 2001
                       --------------------------------------------------------------------------------------
                                                      Commercial
                        Purchased     Investment         Real        Project
                       Asset Pools    Real Estate       Estate      Financing    Unallocated       Totals
                       ------------  -------------  --------------  ----------  -------------  --------------
Revenue                $  2,691,317  $   2,105,022  $   2,668,010   $  505,933  $      27,859  $    7,998,141
Segment profit (loss)     2,142,012        889,549       (818,088)     446,562       (372,495)      2,287,540
Segment assets            1,573,942      3,398,652      6,819,706    6,102,230      2,010,985      19,905,515
Depreciation and
  amortization                    -              -        185,134            -         18,025         203,159
Capital expenditures              -      2,109,281      1,217,807            -         25,201       3,352,289
Investment in
  segment assets              9,530              -              -    6,302,021              -       6,311,551
Interest expense                432         51,931        230,389            -         75,054         357,806


                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


NOTE 15 - SEGMENT REPORTING  (CONTINUED)

                                                      Year Ended December 31, 2001
                       --------------------------------------------------------------------------------------
                                                      Commercial
                        Purchased     Investment         Real        Project
                       Asset Pools    Real Estate       Estate      Financing    Unallocated       Totals
                       ------------  -------------  --------------  ----------  -------------  --------------

Revenue                $    791,327  $      49,498  $   2,526,796   $  202,149  $      34,057  $    3,603,827
Segment profit (loss)       317,340       (187,945)    (1,167,629)     195,180       (339,643)     (1,182,697)
Segment assets            2,156,214      2,286,667      8,237,288    3,989,019      1,036,186      17,705,374
Depreciation and
  amortization                    -              -        154,256            -         17,589         171,845
Capital expenditures              -        414,845      5,923,829            -         33,325       6,371,999
Investment in
  segment assets              6,647              -              -    2,453,125              -       2,459,772
Interest expense                  -         37,785        158,349            -              -         196,134

NOTE 16 - REVENUE CONCENTRATIONS

          During the year ended December 31, 2001, the Company recorded net gains from two transactions which amounted to 25.7% and 22.5%, of total revenue for the year.

NOTE 17 - SUBSEQUENT EVENT

          On December 20, 2001, the Company entered into contract for the sale of the Condo Project subject to completion of the flood restoration and a satisfactory outcome of due diligence to be performed by the buyer. The total sales price is approximately $4.2 million which would result in the Company recording a gain of approximately $430,000 upon closing. The sales price is comprised of an $840,000 cash down payment with $3,160,000 financed by the Company by the issuance of an 18 month note bearing a fixed stated interest rate of 8.5%. The remaining $200,000 of the sales price will be financed by the realtor. If this transaction is consummated, it is anticipated to close the latter part of March 2002.