Form 10QSB
period 2002-03-31
RAMPART CAPITAL CORP
filed 2002-05-15
CIK 1074681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM - 10QSB

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from             to
                                    ---------      ---------

                        Commission File Number:  1-15277

                           RAMPART CAPITAL CORPORATION
             (Exact Name of Registrant as specified in its charter)



           TEXAS                             6159                 76-0427502
(State or other jurisdiction of  (Primary Standard Industrial  (I.R.S. Employer
incorporation or organization)    Classification Code Number)   Identification
                                                                    Number)



                            16401 Country Club Drive
                                  Crosby, Texas
                     (Address of Principal Executive Office)


                                      77532
                                   (Zip Code)


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

As of May 9, 2002, the registrant had 2,905,143 shares of common stock outstanding after deduction of 144,857 shares of treasury stock.

Transitional  Small  Business  Disclosure  Format  (check  one):
     Yes   [ ]
     No    [x]

                                      INDEX

PART I.  FINANCIAL  INFORMATION
Item 1.  Financial Statements                                                           Page No.
          Consolidated Balance Sheets at March 31, 2002 (unaudited) and December
          31, 2001 (audited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
          Unaudited Consolidated Statements of Operations for the Three Months
          ended March 31, 2002 and 2001  . . . . . . . . . . . . . . . . . . . . . . . . . .  2
          Unaudited Consolidated Statements of Cash Flows for the Three Months
          ended March 31, 2002 and 2001  . . . . . . . . . . . . . . . . . . . . . . . . . .  3
          Notes to the Unaudited Consolidated Financial Statements . . . . . . . . . . . . .  4

Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . .  6

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .  8

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          RAMPART CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                  MARCH 31, 2002    DECEMBER 31, 2001
                                                 ----------------  -------------------
                                                   (UNAUDITED)          (AUDITED)
                                     ASSETS
Cash                                             $       346,912   $        1,071,223
Purchased asset pools, net                             1,499,411            1,573,942
Commercial ventures, net                               7,051,404            6,399,044
Investment real estate                                 1,673,414            1,635,147
Investment in real estate joint ventures               1,879,910            1,763,505
Notes receivable, real estate bridge lending           3,073,528            2,572,458
Notes receivable, other financing                      3,148,316            3,374,904
Notes receivable from related parties, net               149,241              154,868
Property and equipment, net                              423,693              430,959
Other assets                                             986,097              739,147
Minority interest                                              -              190,318
                                                 ----------------  -------------------
    Total assets                                 $    20,231,926   $       19,905,515
                                                 ----------------  -------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                    $     6,690,718   $        6,402,329
Notes payable to related parties                         884,159              805,000
Accounts payable and accrued expenses                    792,901            1,012,858
Deferred tax liability                                    54,000              104,000
                                                 ----------------  -------------------
    Total liabilities                                  8,421,778            8,324,187
                                                 ----------------  -------------------

Commitments and contingencies

Stockholders' equity
Preferred Stock, $.01 par value; 10,000,000 shares authorized; none issued.

Common stock, $.01 par value; 10,000,000 shares
authorized; 3,050,000 shares issued.                      30,500               30,500
Additional paid-in-capital                             6,194,255            6,194,255
Retained earnings                                      5,963,892            5,735,072
Treasury stock, 144,857 shares, at cost                 (378,499)            (378,499)
                                                 ----------------  -------------------
    Total stockholders' equity                        11,810,148           11,581,328
                                                 ----------------  -------------------

Total liabilities and stockholders' equity       $    20,231,926   $       19,905,515
                                                 ----------------  -------------------

See Notes to Consolidated Financial Statements

                          RAMPART CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                         THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------------
                                                             2002              2001
                                                       -----------------  ---------------
Net gain on collections on asset pools                 $        175,775   $      327,721
Investment real estate income                                   490,206        1,179,500
Equity in earnings of investment real estate ventures            27,941                -
Commercial ventures income                                       94,128          732,940
Real estate bridge lending income, net                           89,023           72,850
Other financing income (loss), net                              (43,398)          33,278
Interest income                                                   1,870                -
Other income                                                      5,400              183
                                                       -----------------  ---------------
     Total revenue                                              840,945        2,346,472

Costs of real estate sales                                        3,426          803,615
Operating and other costs                                       458,178          407,871
General and administrative expenses                             601,550          604,181
Interest expense                                                 37,243          116,133
Minority interests                                               (8,272)         (93,796)
                                                       -----------------  ---------------
Total operating expense                                       1,092,125        1,838,004
                                                       -----------------  ---------------
Income (loss) before income tax benefit
  and extraordinary item                                       (251,180)         508,468
Income tax benefit                                               50,000           25,000
                                                       -----------------  ---------------
Net income (loss) before extraordinary item                    (201,180)         533,468
                                                       -----------------  ---------------
Extraordinary item, extinguishment of debt,
   net of taxes                                                 430,000                -
                                                       -----------------  ---------------
Net income                                             $        228,820   $      533,468
                                                       -----------------  ---------------
Basic and diluted earnings per common share:
  Net income (loss) from operations                    $          (0.07)  $         0.18

  Extraordinary item                                               0.15                -
                                                       -----------------  ---------------
  Net income per common share                          $          $0.08   $         0.18
                                                       -----------------  ---------------
Average common shares outstanding                             2,905,143        2,905,143
                                                       -----------------  ---------------

See Notes to Consolidated Financial Statements

                          RAMPART CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                          -------------------------------
                                                                2002             2001
                                                          -----------------  ------------
Cash flows from operating activities:
Net income                                                $        228,820   $   533,468
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
   Depreciation                                                     50,309        50,215
   Amortization of cost of asset pools                              74,205       118,337
   Amortization of deferred gain on joint venture assets           (47,968)            -
   Cost of commercial real estate sold                                   -       218,037
   Change in loan loss reserve                                           -        (3,063)
   Change in loan loss reserve, related parties                    120,000             -
   Project financing note issued in sale of investment
   real estate                                                                  (577,500)
   Equity in earnings of real estate joint ventures                (27,941)            -
   Minority interests                                               (8,272)      (93,796)
   Deferred Taxes                                                  (50,000)      (25,000)
   Extraordinary item                                             (430,000)            -
Changes in operating assets and liabilities
   Investment real estate                                          (41,366)     (225,145)
   Other assets                                                   (246,950)     (192,254)
   Accrued interest income                                             318       (26,541)
   Accrued interest income, related parties                         (4,373)            -
   Accounts payable and accrued expenses                          (219,957)     (126,771)
   Accrued interest expense                                          8,724             -
   Accounts payable to related parties                                   -       (52,750)
                                                          -----------------  ------------
     Net cash provided by (used in) operating activities          (594,451)     (402,763)
                                                          -----------------  ------------

Cash flows from investing activities:
   Purchase of commercial real estate                             (662,153)      (23,770)
   Real estate joint ventures:
       Investments                                                (126,000)            -
       Distributions                                                88,929             -
   Notes receivable:
       Advances                                                   (525,000)   (3,500,000)
       Collections                                                 204,376        52,784
   Proceeds from notes receivable from related parties                   -           840
   Purchase of notes receivable from related parties              (110,000)            -
   Purchase of asset pools                                               -          (423)
   Proceeds from purchased assessments                                   -           297
   Purchase of property and equipment                              (19,778)       (3,118)
                                                          -----------------  ------------
     Net cash used in investing activities                      (1,149,626)   (3,473,390)
                                                          -----------------  ------------

Cash flows from financing activities:
   Proceeds from notes payable to related parties                  100,000             -
   Payments on notes payable to related parties                    (20,841)            -
   Proceeds from notes payable                                     950,522     5,028,233
   Payments on notes payable                                        (9,915)   (1,033,647)
                                                          -----------------  ------------
     Net cash provided by financing activities                   1,019,766     3,994,586
                                                          -----------------  ------------

Net increase (decrease) in cash                                   (724,311)      118,433

Cash at beginning of period                                      1,071,223       174,223
                                                          -----------------  ------------

Cash at end of period                                     $        346,912   $   292,656
                                                          -----------------  ------------

See Notes to Consolidated Financial Statements

                           RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Interim financial information
          -----------------------------

               The accompanying unaudited financial statements have been prepared without audit in accordance with accounting standards generally accepted in the United States of America for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations of interim periods are not necessarily indicative of results to be expected for an entire year. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

          Principles of Consolidation
          ---------------------------

               The consolidated financial statements include the assets of Rampart Capital Corporation and its wholly owned subsidiaries (herein referred to as "Rampart" or the "Company"). As of March 31, 2002, the Company owns a 100% interest in a partnership that is reported using the full consolidation method. Before March 31, 2002 the Company owned a 51% interest in the partnership and reported the ownership interests of minority participants as minority interest. The consolidated financial statements of the Company include 100% of the assets and liabilities of the partnership. As of March 31, 2002, when the Company became the 100% owner of the partnership interest, all minority interest was eliminated and became part of the Company's investment in the partnership.

               In March and June of 2001, the Company sold a one-half ownership interest in a majority of its residential lots and acreage within the Newport real estate project to a Canadian development and investment company. The project is being reported as a joint venture between Rampart and the Canadian company being accounted for using the equity method of accounting.

               In December of 2001, the Company purchased a 50% interest in a real estate development partnership. This project is being accounted for using the equity method of accounting.

          Project Financing
          ------------------

               Revenues from project financing, which include both real estate bridge lending and other financing, are reported net of direct financing costs, primarily interest expenses, associated with the financing of each project. The gross project financing revenues and financing costs for the three months ending March 31, 2002 and 2001 were as follows:

                          RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                  (UNAUDITED)


                                                       Three Months Ended March 31,
                                                    ---------------------------------
                                                         2002             2001
                                                    --------------  -----------------
         Gross real estate bridge lending revenues  $     166,368   $        168,048
                        Less: Bridge lending costs        (77,345)           (95,198)
                                                    --------------  -----------------
            Real estate bridge lending income, net  $      89,023   $         72,850
                                                    --------------  -----------------

                    Gross other financing revenues  $      76,602   $         33,278
                       Less: Other financing costs       (120,000)                 -
                                                    --------------  -----------------
                Other financing income (loss), net  $     (43,398)  $         33,278
                                                    --------------  -----------------

          Other income
          -----------

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

NOTE 3 -  ACQUISITIONS

          On January 7, 2000, the Company finalized the acquisition of a 51% interest in Greater Houston Gulf Partners, LTD (the "Partnership). The Partnership was formed to acquire, own and manage a condominium redevelopment project (the "Project"). In connection with the Project's initial acquisition, the Company made a loan to the Partnership for $1.1 million to provide financing for the acquisition of the Project. The balance of the Project purchase price, and developmental funds were provided to the Partnership by a bank loan in the amount of $2.9 million and additional loans of $1.4 million by the partners. Subsequently, the bank loan was reduced by flood insurance proceeds and renewed at $1.8 million. On March 31, 2002, the minority partners forgave $660,000 in debt to the Partnership and the Company assumed a 100% ownership interest in the Partnership.

NOTE 4 -  SEGMENT  REPORTING

          The Company operates in four business segments: (i) purchased asset pools, (ii) commercial ventures, (iii) investment real estate and (iv) project financing. The purchased asset pools segment involves the acquisition, management, servicing and realization of income from collections on or sales of portfolios of undervalued financial assets, and in some instances, real estate the Company may acquire as part of an asset pool or foreclosing on the collateral underlying an acquired real estate debt. The commercial ventures segment involves holding foreclosed and acquired improved real estate for appreciation and the production of income. The investment real estate segment involves holding foreclosed and acquired unimproved real estate for future appreciation and acquiring unimproved real estate in conjunction with short-term funding for developers. The project financing segment is comprised of short-term financing of real estate at high yields and real estate notes held by the Company from financing the sale of Company assets. The notes are fully secured by real estate or other collateral. "Unallocated" represents activities that are general corporate in nature and do not relate specifically to any one segment. Unallocated segment assets consist of cash, a related party note receivable, prepaid assets and property and equipment. Unallocated revenue consists of interest income generated from overnight money market invested funds and miscellaneous other income. Financial information by reportable operating segment is as follows:

                                         As of and for the Three Months Ended March 31, 2002
                                --------------------------------------------------------------------
                                 Purchased     Commercial    Investment     Project
                                Asset Pools     Ventures     Real Estate   Financing    Unallocated      Totals
                                ------------  ------------  -------------  ----------  -------------  ------------

Revenue                         $    175,775  $   518,147   $     94,128   $   45,625  $      7,270   $   840,945
Equity in earnings of
  real estate joint ventures                                      27,941                                   27,941
Segment profit (loss)                 85,330     (266,843)       (17,668)      29,469       (81,468)     (251,180)
Extraordinary item                                430,000                                                 430,000
Assets of real estate joint
  ventures, equity method                                      1,879,910                                1,879,910
Identifiable assets                1,499,411    7,427,057      3,553,324    6,371,085     1,381,049    20,231,926
Depreciation and amortization              -       46,344              -            -         3,965        50,309
Capital expenditures                       -      860,743              -            -        19,778       880,521
Investment in segment assets               -            -        170,791      635,000             -       805,791
Interest expense                           -       21,372          6,219            -         9,652        37,243

                                        As of and for the Three Months Ended March 31, 2001
                                -------------------------------------------------------------------
                                 Purchased     Commercial    Investment    Project
                                Asset Pools     Ventures    Real Estate   Financing    Unallocated     Totals
                                ------------  ------------  ------------  ----------  -------------  -----------
Revenue                         $    327,721  $   732,940   $  1,179,500  $  106,128  $        183   $ 2,346,472
Segment profit (loss)                197,304     (159,169)       447,132     100,089       (76,888)      508,468
Assets of real estate joint
  ventures, equity method                                        554,691                                 554,691
Identifiable assets                2,041,066    8,020,717      2,511,815   8,040,276     1,415,033    22,028,907
Depreciation and amortization              -       22,617              -           -        27,598        50,215
Capital expenditures                       -       23,770              -           -         3,118        26,888
Investment in segment assets             423            -        810,723   4,077,500             -     4,888,646
Interest expense                           -       81,555         15,538           -        19,040       116,133


ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenues decreased $1,505,527 from $2,346,472 during the quarter ending March 31, 2001 to $840,945 during the first quarter of 2002. The decrease in revenues consisted of reduced commercial ventures revenues of $214,793, reduced investment real estate revenues of $1,085,372, reduced project financing revenues, net of $60,503, and reduced net gain on collections on asset pools of $151,946, offset by an increase in unallocated revenues of $7,087. The decrease in commercial ventures revenue was due to decreases of approximately $294,000 in residential unit sales from the condominium redevelopment project, offset by increased sales of approximately $68,000 at the Newport Golf Club and Conference Center and increases of approximately $11,000 from rentals from our Dallas and San Antonio retail centers. The decrease in revenues from the condominium redevelopment project was due to the cessation of all sales after the flooding of the condominium units in June 2001 and the subsequent restoration. All condominium units have been restored as of March 31, 2002 and sales are expected to resume in the second quarter of 2002. The decrease in investment real estate revenues was entirely due to a decrease in real estate sales from the Newport project of approximately $1,099,000, which was offset by an increase of revenues from our Conroe properties of approximately $14,000. During the first quarter of 2001, we entered into a joint venture agreement with a Canadian development and investment company and sold to them a 50% interest in 431 residential lots. This single transaction resulted in revenues of $1,179,500 in the first quarter of 2001 compared to revenues of $80,409 in real estate sales from the Newport project during the first quarter of 2002. Project financing net revenues decreased by $60,503 because of a loan loss impairment required when the value of the asset securing the loan declined to less than the amount due on the loan. Some of our loans are secured by publicly traded stock, which declined below the carrying value of the loans and, as such, an impairment of $(120,000) was recognized. The amount of the impairment will be increased for any further declines in the value of the collateral, and decreased for any increases in the value of the collateral or principal reductions in the amounts of the notes receivable. This decrease in project financing revenues resulting from loan impairment costs was offset by increases from other project financing revenues of approximately $60,000, which resulted from increased earnings from a wider spread between our cost of capital and our lending rates on financing projects. On March 31, 2002 we had $6,102,230 in project loans compared to $8,042,940 on March 31, 2001. Revenues from net gain on collections on asset pools decreased by $151,946 in the first quarter of 2002 compared to the same period in 2001 because of slower collections activity in that segment.

Costs of real estate sales were $800,189 lower in the quarter ended March 31, 2002 compared to the corresponding quarter in 2001. Cost of real estate sales from the condominium redevelopment project decreased from $218,036 in the first quarter of 2001 to no cost of real estate sales for the first quarter of 2002. We also experienced a decrease in cost of real estate sales at the Newport project of $582,153 due to a large sale of a 50% interest in 431 residential lots in the first quarter of 2001 for which there was no corresponding large sale in the first quarter of 2002.

Operating and other costs increased by $50,307 from $407,871 for the quarter ending March 31, 2001 to $458,178 for the same period in 2002. These operating cost increases were primarily the result of higher costs of operations at Newport Golf Club and Conference Center, which corresponded with its higher retail sales. Operating costs at the Newport Golf Club and Conference Center increased from $365,849 in the quarter ended March 31, 2001 to $458,178 for the quarter ended March 31, 2002. This increase was offset by decreases in operating costs at the condominium redevelopment project of $38,772 and at the Newport project of $3,250 during the first quarter of 2002 compared to the same quarter in 2001.

General and administrative expenses ("G&A") decreased $2,631 from $604,181 in the first quarter of 2001 to $601,550 in the same period of 2002. G&A expenses that increased significantly included legal expenses which increased by approximately $56,000, state of Texas franchise taxes which increased by approximately $22,000, and office moving expenses of approximately $11,000 incurred in 2002 for which there was no corresponding expenses in 2001. Legal expenses were higher due to increased litigation on collections of asset pools. We accrued higher state of Texas franchise taxes due to the expiration of some franchise loss carryforward deductions at the end of 2001. We also incurred office moving expenses in January 2002 when we moved our corporate offices from downtown Houston to our own facility at the Newport Golf Club and Conference Center in Crosby, Texas. G&A expenses that decreased significantly included advertising expense which decreased by $(37,000), property expenses which decreased by $(31,000), and property taxes which decreased by $(15,000). Both the advertising and property expense decline occurred at the condominium redevelopment project due to the shutdown of selling operations and capitalization of property expenses during the flood restoration period which continued throughout the first quarter of 2002. We accrued less property tax expense in the first quarter of 2002 compared to the same period in 2001 because we sold some of the real estate for which we paid property taxes in 2001.

Minority interests expense reduced total operating expenses by $8,272 for the three months ended March 31, 2002 and by $93,796 for the same period in 2001. Minority interests expense represents the minority partners' share of the condominium redevelopment project's revenues and expenses. We held a 51% ownership interest in the Partnership until March 31, 2002, when we assumed a 100% ownership interest. As a result of assuming full ownership in the project, no further minority expense from the project will be recorded in the future.

Interest expense decreased $78,890 from $116,133 in the first quarter of 2001 to $37,243 for the same period in 2002. The majority of the decrease in interest expense was attributable to the commercial ventures segment, which reported a total interest decrease of approximately $60,000, all related to the condominium redevelopment project, resulting from interest incurred on this project which was being capitalized in the first quarter of 2002 during the flood restoration period. Approximately $96,000 of interest was capitalized into the cost of the restored condominium units during the quarter ended March 31, 2002. Interest expense decreased at the Newport real estate project by approximately $9,000 and from borrowing to finance general operations by an additional $10,000 due to a decline in interest rates since the first quarter of 2001.

Our income before income taxes decreased $759,648 from income of $508,468 during the first quarter of 2001 to a loss of $(251,180) for the same period in 2002. The decreased income consisted of a decrease of $(107,674) from commercial real estate, a decrease of $464,800 from investment real estate, a decrease of $70,620 from project financing activities, and a decrease of $111,974 from net gain on collections on asset pools. There was an additional decrease of $4,580 in income before income taxes from revenues and expenses not allocated in any specific segment. The decrease in income before income taxes in the commercial venture segment resulted from lower income of $39,063 from Newport Golf Course and Conference Center, lower income of $10,436 from the Dallas and San Antonio retail centers, lower income of $15,755 from the operations of the condominium redevelopment project, and higher costs allocated to the commercial ventures segment of $42,420 during the quarter ended March 31, 2002 as compared to the same period in 2001. The decrease in income before income taxes from investment real estate was primarily due to decreased sales of approximately $470,000 from the Newport real estate project, resulting from a large sale in the first quarter of 2001 for which there was no corresponding large sale in the same period of 2002. Project financing reported lower income due to a loan impairment of $120,000 on one of the project financing loans, which was offset by increased profits of $49,380 due to higher interest spreads between our cost of capital and project financing loan rates. The decrease in income from net gains on collections of purchased asset pools was due to a decline of $151,946 in collection revenues offset by lower direct and allocated costs of $39,972 associated with collection activities.

Income  tax  benefit  was  $25,000  in  2001  compared  to  $50,000  in  2002.

We recorded a gain on an extraordinary item of $430,000 during the first quarter of 2002 for which there was no corresponding gain in the same quarter of 2001. The gain arose from the forgiveness of debt owed by the condominium redevelopment project to one of its minority interest partners. The debt was forgiven in exchange for a sales option granting exclusive sales rights to the former minority partners of the condominium project and limiting our gain on the sale of the project for a period of 90 days, or until June 30, 2002. As part of the same option agreement, and as consideration for our not immediately foreclosing our senior debt, we were granted the remaining 49% interest in the condominium redevelopment project. The extraordinary gain was recorded net of an adjustment of approximately $230,000 representing the holding cost of the condominium units, which are reported at the lower of cost or market value.


LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash and cash equivalents of $346,912 at March 31, 2002 compared to $1,071,223 at December 31, 2001.

During the first quarter of 2002, we continued to invest a substantial portion of our cash reserves in various projects, most notably was an investment of $662,000 in restoration costs at the condominium redevelopment project and an additional $635,000 in several short-term project financing loans. We also invested an additional $171,000 in investment real estate. Cash flow from project financing activities during the first quarter of 2002 was $750,000. Borrowings to fund our project financing activities for the quarter ended March 31, 2002 consisted of a renewed first lien note from a national lending institution resulting in $400,000 of additional funds, bearing interest at the rate of prime plus 1%, and $250,000 in additional draws on our revolving line of credit bearing interest at the rate of prime plus 1%. We also borrowed an additional $100,000 in second lien notes from Charles W. Janke, our chairman and chief executive officer, bearing 18% interest, with both the first and second lien notes secured by the real estate secured project financing loans we originated. We borrowed an additional $300,000 from the revolving line of credit belonging to the condominium redevelopment project, which bears interest at a rate of 7% per annum.

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

On March 31, 2002, we renewed our revolving credit facility of $3,000,000 to mature on March 28, 2003. This revolving credit facility is secured by notes receivable and real estate in purchased asset pools, commercial and investment real estate, notes receivable from project financing, and equipment. Principal is payable at maturity with interest payable monthly at the bank's prime rate plus 1.0% per annum (5.75% as of March 31, 2002 and December 31, 2001). Management is negotiating with other financial institutions to increase the amount of credit facilities available. The revolving credit facility provides for certain financial covenants. As of the filing date of this quarterly report, we are in compliance with these covenants.

INVESTMENTS  IN  REAL  ESTATE  JOINT  VENTURES

The Company currently has investments in real estate joint ventures which are accounted for using the equity method of accounting. Our proportionate interest in their total assets and total debt is approximately $4.5 million and $1.8 million, respectively. In the event of default on the debt by the entities, all the debt of these unconsolidated entities is non-recourse to the Company.


STOCK  REPURCHASE  PLAN

On January 11, 2000, the Board of Directors approved a stock repurchase plan under Rule 10b-18 of the Securities Exchange Act of 1934, for the purchase of up to $2.0 million worth of our outstanding common stock in open market transactions. Acquired shares will be held as treasury stock, and will be available for future acquisitions, financing or awards as granted under our 1998 Stock Compensation Plan. At March 31, 2002 our treasury share holdings were 144,857 shares at a cost of $378,499, or $2.61 per share. We intend to continue repurchasing shares subject to SEC restrictions.

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

                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM  8-K

(a) Exhibits - See "Index of Exhibits" below which lists the documents filed as exhibits herewith.
(b) Reports on Form 8-K - registrant was not required to file a Form 8-K during the quarter ended March 31, 2002.


                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rampart Capital Corporation



By:  /s/  C. W. JANKE                                          May 14, 2002
     C. W. Janke
     Chairman of the Board
     Chief Executive Officer
     (Principal Executive Officer)


By:  /s/  J. H. CARPENTER                                      May 14, 2002
     J. H. Carpenter
     President
     Chief Operating Officer


By:  /s/ CHARLES F. PRESLEY                                    May 14, 2002
     Charles  F.  Presley
     Vice-President
     Chief  Financial  Officer
     Treasurer
     (Principal Financial Officer)

                           RAMPART CAPITAL CORPORATION
                             EXHIBITS TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2002

EXHIBIT
  NO.    DESCRIPTION
-------  ---------------------------------------------------------------------------------------------------------------

    3.1  Restated Articles of Incorporation (Exhibit 3.1 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-
         71089) and incorporated herein by reference).
    3.2  Bylaws (Exhibit 3.2 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
    4.1  Form of Warrant Agreement Between Rampart and American Stock Transfer and Trust Company (Exhibit 4.1 to
         Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
    4.2  First Amendment of Warrant Agreement (Exhibit 4.1 to Rampart's Form 8-K filed April 12, 2001 (File No. 1-
         15277) and incorporated herein by reference).
  *10.1  Thirteen Amendment to Loan Agreement with Southwest Bank of Texas N. A., amended March 31, 2002.
  *10.2  Option Agreement of March 31, 2002 between Greater Houston Gulf Partnership, Ltd., a Texas limited partnership
         ("Grantor") and James Emerson and Schuyler Pulford (collectively, "Grantee").

---------------
     *    Filed  herewith.