Form 10QSB
period 2002-06-30
RAMPART CAPITAL CORP
filed 2002-08-14
CIK 1074681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM - 10QSB

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                        Commission File Number:  1-15277

                           Rampart Capital Corporation
             (Exact Name of Registrant as specified in its charter)



            TEXAS                       6159                    76-0427502
(State or other jurisdiction      (Primary Standard          (I.R.S. Employer
     of incorporation or      Industrial Classification   Identification Number)
        organization)               Code Number)


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

As of Aug 5, 2002, the registrant had 2,905,143 shares of common stock outstanding after deduction of 144,857 shares of treasury stock.

Transitional Small Business Disclosure Format (check one):
          Yes   [ ]
          No    [x]

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                            Page No.
        Consolidated Balance Sheets at June 30, 2002 (unaudited)
         and December 31, 2001 (audited). . . . . . . . . . . . . . . . . . . .1
        Unaudited Consolidated Statements of Operations for the
         Three Months and Six Months ended June 30, 2002 and 2001 . . . . . . .2
        Unaudited Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 2002 and 2001. . . . . . . . . . . . . . . . . .3
        Notes to the Unaudited Consolidated Financial Statements. . . . . . . .5

Item 2. Management's Discussion and Analysis or Plan of Operations. . . . . . .8

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . 14

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . 14

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                           RAMPART CAPITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                  JUNE 30, 2002    DECEMBER 31, 2001
                                                 ---------------  -------------------
                                                   (UNAUDITED)         (AUDITED)
                                     ASSETS

Cash                                             $      595,272   $        1,071,223
Purchased asset pools, net                            1,458,087            1,573,942
Commercial ventures, net                              7,109,896            6,399,044
Investment real estate                                2,332,086            1,635,147
Investment in real estate joint ventures              1,904,829            1,763,505
Notes receivable, real estate bridge lending          3,052,333            2,572,458
Notes receivable, other financing                     2,978,289            3,374,904
Notes receivable from related parties, net              152,498              154,868
Property and equipment, net                             414,761              430,959
Other assets                                            540,921              739,147
Minority interest                                             -              190,318
                                                 ---------------  -------------------
        Total assets                             $   20,538,972   $       19,905,515
                                                 ---------------  -------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                    $    6,911,459   $        6,402,329
Notes payable to related parties                      1,245,159              805,000
Accounts payable and accrued expenses                   739,853            1,012,858
Deferred tax liability                                        -              104,000
                                                 ---------------  -------------------
        Total liabilities                             8,896,471            8,324,187
                                                 ---------------  -------------------

Commitments and contingencies

Stockholders' equity
Preferred Stock, $.01 par value; 10,000,000 shares authorized; none issued.

Common stock, $.01 par value; 10,000,000 shares
authorized; 3,050,000 shares issued.                     30,500               30,500
Additional paid-in-capital                            6,194,255            6,194,255
Retained earnings                                     5,796,245            5,735,072
Treasury stock, 144,857 shares, at cost                (378,499)            (378,499)
                                                 ---------------  -------------------
        Total stockholders' equity                   11,642,501           11,581,328
                                                 ---------------  -------------------

Total liabilities and stockholders' equity       $   20,538,972   $       19,905,515
                                                 ---------------  -------------------

See Notes to Consolidated Financial Statements

                                      RAMPART CAPITAL CORPORATION

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                             (UNAUDITED)

                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                          ----------------------------  ----------------------------
                                              2002           2001           2002           2001
                                          -------------  -------------  -------------  -------------
Net gain on collections on purchased
  asset pools                             $    153,208   $    344,617   $    328,983   $    672,338
Commercial ventures income                     608,257        836,776      1,126,405      1,569,716
Investment real estate income                  127,202        763,753        193,388      1,943,253
Equity in earnings of investment real
  estate  ventures                              49,614         10,307         77,555         10,307
Real estate bridge lending income, net         154,691        180,605        243,713        253,455
Other financing income (loss), net              74,727         47,715         31,329         80,993
Other income (expense)                           6,180          6,807         13,450          6,991
                                          -------------  -------------  -------------  -------------
     Total revenue                           1,173,878      2,190,580      2,014,823      4,537,053

Costs of real estate sales                      58,095        359,674         61,521      1,163,288
Operating and other costs                      499,109        535,792        957,287        943,664
General and administrative expenses            700,635        476,830      1,302,185      1,081,012
Interest expense                               137,686        160,006        174,929        276,139
Minority interests                                   -        (24,532)        (8,272)      (118,328)
                                          -------------  -------------  -------------  -------------
     Total operating expense                 1,395,525      1,507,770      2,487,650      3,345,775
                                          -------------  -------------  -------------  -------------
Income (loss) before income tax benefit
  and extraordinary item                      (221,647)       682,810       (472,827)     1,191,278
Income tax benefit                              54,000         25,000        104,000         50,000
                                          -------------  -------------  -------------  -------------
Net income (loss) before extraordinary
  item                                        (167,647)       707,810       (368,827)     1,241,278
                                          -------------  -------------  -------------  -------------
Extraordinary item, extinguishment of
   debt, net of taxes                                -              -        430,000              -
                                          -------------  -------------  -------------  -------------
Net income (loss)                         $   (167,647)  $    707,810   $     61,173   $  1,241,278

Basic and diluted earnings (loss) per
  common share:
  Net income (loss) from operations       $      (0.06)  $       0.24   $      (0.13)  $       0.43
  Extraordinary item                                 -              -           0.15              -
                                          -------------  -------------  -------------  -------------
  Net income (loss) per common share      $      (0.06)  $       0.24   $       0.02   $       0.43
                                          -------------  -------------  -------------  -------------
Average common shares outstanding            2,905,143      2,905,143      2,905,143      2,905,143
                                          -------------  -------------  -------------  -------------

                            RAMPART CAPITAL CORPORATION

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                          --------------------------
                                                              2002          2001
                                                          ------------  ------------
Cash flows from operating activities:
Net income                                                $    61,173   $ 1,241,278
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Depreciation                                               100,736       100,424
   Amortization of cost of asset pools                        114,790       222,371
   Amortization of deferred gain on joint venture assets      (68,703)            -
   Cost of real estate                                              -     1,163,288
   Change in loan loss reserve                                      -       (13,063)
   Change in loan loss reserve, related parties               120,000             -
   Equity in earnings of real estate joint venture            (77,555)      (10,307)
   Other costs capitalized                                          -        (4,362)
   Minority interests                                          (8,272)     (118,328)
   Deferred taxes                                            (104,000)      (50,000)
   Extraordinary item                                        (430,000)            -
Changes in operating assets and liabilities:
   Investment real estate                                    (757,395)     (953,227)
   Other assets                                               198,226      (322,840)
   Accrued interest income                                     27,746      (153,176)
   Accrued interest income, related parties                    (8,746)            -
   Accounts payable and accrued expenses                     (273,005)       38,332
   Accrued interest expense                                     2,638        73,181
   Accounts payable to related parties                              -      (326,919)
                                                          ------------  ------------
      Net cash provided (used) by operating activities     (1,102,367)      886,652
                                                          ------------  ------------

Cash flows from investing activities:
   Purchase of commercial real estate                        (744,058)      (40,229)
   Reimbursed costs previously capitalized                          -       112,270
   Real estate joint ventures:
       Investments                                           (165,000)            -
       Distributions                                          231,455        66,554
   Notes receivable:
       Advances                                              (525,000)   (8,271,744)
       Collections                                            368,170     2,790,581
       Advances to related parties                           (110,000)            -
       Collections from related parties                         1,116           618
   Purchase of asset pools                                          -          (678)
   Proceeds from purchased assessments                              -         5,596
   Purchase of property and equipment                         (37,860)       (3,311)
                                                          ------------  ------------
      Net cash used by investing activities                  (981,177)   (5,339,983)
                                                          ------------  ------------

                          RAMPART CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

Cash flows from financing activities:
   Proceeds from notes payable                      1,691,606     7,663,007
   Proceeds from notes payable to related parties     465,000       660,000
   Payments on notes payable                         (524,172)   (3,326,112)
   Payments on notes payable to related parties       (24,841)            -
                                                   -----------  ------------
      Net cash provided by financing activities     1,607,593     4,996,895
                                                   -----------  ------------
Net increase (decrease) in cash                      (475,951)      543,564

Cash at beginning of period                         1,071,223       174,223
                                                   -----------  ------------

Cash at end of period                              $  595,272   $   717,787
                                                   -----------  ------------


Supplemental cash flow information:
   Cash paid for interest                          $  172,291   $   202,958
                                                   -----------  ------------

See Notes to Consolidated Financial Statements

                           RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

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

     Principles of Consolidation
     ---------------------------

          The consolidated financial statements include the assets of Rampart Capital Corporation and its wholly owned subsidiaries (herein referred to as "Rampart" or the "Company"). As of June 30, 2002, the Company owns a 100% interest in a partnership that is reported using the full consolidation method. Before March 31, 2002 the Company owned a 51% interest in the partnership and reported the ownership interests of minority participants as minority interest. As of March 31, 2002, when the Company became the 100% owner of the partnership interest, all minority interest was eliminated and became part of the Company's investment in the partnership. The consolidated financial statements of the Company as of and for the period ending June 30, 2002 include 100% of the assets and liabilities of the partnership.

          In March and June of 2001, the Company sold a one-half ownership interest in a majority of its residential lots and acreage within the Newport real estate project to a Canadian development and investment company. The project is being reported as a joint venture between Rampart and the Canadian company and is accounted for using the equity method of accounting.

          In December 2001, the Company purchased a 50% interest in a real estate joint venture. This project is being accounted for using the equity method of accounting.

     Real Estate Financing
     ---------------------

          Revenues from real estate financing, which include both real estate bridge lending and other financing, are reported net of direct financing costs, primarily interest expenses, associated with the financing of each project. The gross real estate financing revenues and financing costs for the three months ending June 30, 2002 and 2001 were as follows:

                          RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                  (UNAUDITED)

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  JUNE 30,                JUNE 30,
                                           ----------------------  ----------------------
                                              2002        2001        2002        2001
Gross real estate bridge lending revenues  $ 185,063   $ 323,651   $ 351,431   $ 491,699
Less: Bridge lending costs                  ( 30,373)   (143,046)   (107,718)   (238,244)
                                           ----------  ----------  ----------  ----------
Real estate bridge lending income, net     $ 154,690   $ 180,605   $ 243,713   $ 253,455
                                           ----------  ----------  ----------  ----------

Gross other financing revenues             $  74,727   $  47,715   $ 151,329   $  80,993
Less: Other financing costs                        -           -    (120,000)          -
                                           ----------  ----------  ----------  ----------
Other financing income (loss), net         $  74,727   $  47,715   $  31,329   $  80,993
                                           ----------  ----------  ----------  ----------


     Other income
     ------------

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

NOTE  3 - ACQUISITIONS

          On January 7, 2000, the Company finalized the acquisition of a 51% interest in Greater Houston Gulf Partners, LTD (the "Partnership). The Partnership was formed to acquire, own and manage a condominium redevelopment project (the "Project"). In connection with the Project's initial acquisition, the Company made a loan to the Partnership for $1.1 million to provide financing for the acquisition of the Project. The balance of the Project purchase price, and developmental funds were provided to the Partnership by a bank loan in the amount of $2.9 million and additional loans of $1.4 million from the partners. Subsequently, the bank loan was reduced by flood insurance proceeds and renewed at $1.8 million. On March 31, 2002, the minority partners forgave $660,000 in debt to the Partnership and the Company assumed a 100% ownership interest in the Partnership.

NOTE  4 - SEGMENT REPORTING

          The Company operates in four business segments: (i) collections of purchased asset pools, (ii) commercial real estate ventures, (iii) investment real estate and joint ventures and (iv) real estate financing. The purchased asset pools segment involves the acquisition, management, servicing and realization of income from collections on or sales of portfolios of undervalued financial assets, and in some instances, real estate the Company may acquire as part of an asset pool or by foreclosing on the collateral underlying an acquired real estate debt. The commercial ventures segment involves holding foreclosed and acquired improved real estate for appreciation and the production of income. The investment real estate segment involves holding foreclosed and acquired unimproved real estate for future appreciation and acquiring unimproved real estate in conjunction with short-term funding for developers. The real estate financing segment is comprised of short-term financing of real estate at high yields and real estate notes held by the Company from financing the sale of Company assets. The notes are fully secured by real estate or other collateral. "Unallocated" represents activities that are general corporate in nature and do not relate specifically to any one segment. Unallocated segment assets consist of cash, prepaid assets and non-segmental property and equipment. Unallocated revenue consists of interest income generated from overnight money market invested funds and miscellaneous other income. Financial information by reportable operating segment is as follows:

                                                 As of and for the Six Months Ended June 30, 2002
                                  -----------------------------------------------------------------------------------
                                 Collections of  Commercial   Investment        Real
                                   Purchased    Real Estate  Real Estate &     Estate
                                  Asset Pools    Ventures    Joint Ventures   Financing    Unallocated      Totals
                                  ------------  -----------  ---------------  ----------  -------------  ------------

  Revenue                         $    328,983  $1,126,405   $       270,943  $  275,042  $     13,450   $ 2,014,823
  Equity in earnings of
    real estate joint ventures               -           -            77,555           -             -        77,555
  Segment profit (loss)                 91,676    (472,132)           27,436     185,859      (305,666)     (472,827)
  Extraordinary item                         -     430,000                 -           -             -       430,000
  Assets of real estate joint
     ventures, equity method                 -           -         1,904,829           -             -     1,904,829
  Identifiable assets                1,458,087   7,473,098         4,236,915   6,183,120     1,187,752    20,538,972
  Depreciation and amortization              -      92,454                 -           -         8,282       100,736
  Capital expenditures                       -     781,740                 -           -        25,178       806,918
  Investment in segment assets               -           -           165,000     610,000             -       775,000
  Interest expense                           -      78,299            76,247           -        20,383       174,929

                                                   As of and for the Six Months Ended June 30, 2001
                                  ---------------------------------------------------------------------------------
                                 Collections of Commercial    Investment       Real
                                   Purchased    Real Estate   Real Estate &    Estate
                                  Asset Pools    Ventures    Joint Ventures   Financing    Unallocated     Totals
                                  ------------  -----------  ---------------  ----------  -------------  ----------

  Revenue                         $    672,338  $1,569,716   $     1,953,560  $  334,448  $      6,991   $4,537,053
  Equity in earnings of
    real estate joint ventures               -           -            10,307           -             -       10,307
  Segment profit (loss)                476,526    (304,557)          882,727     317,580      (180,998)   1,191,278
  Extraordinary item                         -           -                 -           -             -            -
  Assets of real estate joint
     ventures, equity method                 -           -           790,739           -             -      790,739
  Identifiable assets                1,945,991   8,191,902         2,373,346   9,623,357     1,543,543    3,678,139
  Depreciation and amortization              -      91,247                 -           -         9,177      100,424
  Capital expenditures                       -      40,227                 -           -         3,311        3,538
  Investment in segment assets             678           -           953,227   5,200,000             -    6,153,905
  Interest expense                         106     198,441            34,640           -        42,952      276,139

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Revenues decreased $2,522,230 from $4,537,053 during the six months ending June 30, 2001 to $2,014,823 during the first six months of 2002. The decrease in revenues consisted of reduced commercial ventures revenues of $443,311, reduced investment real estate revenues of $1,682,617, reduced real estate financing revenues, net of $59,406, and reduced net gain on collections on asset pools of $343,355, offset by an increase in unallocated revenues of $6,459. The decrease in commercial ventures revenue was due to decreases of approximately $522,400 in residential unit sales from the condominium redevelopment project, offset by increased sales of approximately $59,000 at the Newport Golf Club and Conference Center and increases of approximately $20,000 from rentals from our Dallas and San Antonio retail centers. The decrease in revenues from the condominium redevelopment project was due to the cessation of all sales after the flooding of the condominium units in June 2001 and the subsequent restoration. All condominium units were restored and placed back on the market as of March 31, 2002. We received offers to buy all 77 of the condominium units owned by the condominium redevelopment project during the second quarter of 2002. These units are expected to close during the third and fourth quarters of 2002 with a combined sales price of approximately $3,720,000. The decrease in investment real estate revenues was entirely due to a decrease in real estate sales from the Newport project of approximately $1,699,000, which was offset by an increase of revenues from our Conroe properties of approximately $16,000. During the first six months of 2001, we entered into a joint venture agreement with a Canadian development and investment company and sold to them a 50% interest in 739 residential lots and 302 acres of undeveloped land. This transaction produced revenues of approximately $1,805,000 in the first six months of 2001. In addition to this sale of our 50% interest, we had other sales of residential lots that produced approximately $137,000 in sales during the first half of 2001. During the same period in 2002 we had sales of $95,000 to our 50% joint venture partner and approximately $148,000 in revenues from residential lot sales to third party builders. Real estate financing net revenues decreased by $59,406 because of a loan loss impairment required when the value of the asset securing the loan declined to less than the amount due on the loan. Some of our loans are secured by publicly traded stock, which declined below the carrying value of the loans and, as such, an impairment of $120,000 was recognized. The amount of the impairment will be increased for any further declines in the value of the collateral, and decreased for any increases in the value of the collateral or principal reductions in the amounts of the notes receivable. This decrease in real estate financing revenues resulting from loan impairment costs was offset by increases from other real estate financing revenues of approximately $60,000, which resulted from increased earnings from a wider spread between our cost of capital and our lending rates on financing projects. On June 30, 2002, we had $6,183,120 in project loans compared to $9,623,357 on June 30, 2001. Revenues from net gain on collections on asset pools decreased by $343,355 in the first half of 2002 compared to the same period in 2001 because of slower collections activity in that segment.

Costs of real estate sales were $1,101,767 lower in the six months ended June 30, 2002 compared to the corresponding period in 2001. Cost of real estate sales from the condominium redevelopment project decreased from $367,956 in the first half of 2001 to no cost of real estate sales for the first quarter of 2002. We also experienced a decrease in cost of real estate sales at the Newport project of $733,811 due to a large sale of a 50% interest in 739 residential lots and 302 acres of undeveloped land in the first half of 2001 for which there were only 45 lots sold to our 50% joint venture partner in the first quarter of 2002.

Operating and other costs increased by $13,623 from $943,664 for the six months ending June 30, 2001 to $957,287 for the same period in 2002. These operating cost increases were primarily the result of higher costs of operations at Newport Golf Club and Conference Center, which corresponded with its higher retail sales. Operating costs at the Newport Golf Club and Conference Center increased from $855,596 in the six months ended June 30, 2001 to $957,287 for the six months ended June 30, 2002. This increase was offset by decreases in operating costs at the condominium redevelopment project of $84,819 and at the Newport project of $3,249 during the first half of 2002 compared to the same quarter in 2001.

General and administrative ("G&A") expenses increased $221,173 from $1,081,012 in the first half of 2001 to $1,302,185 in the same period of 2002. G&A expenses that increased significantly included legal expenses which increased by approximately $103,000, state of Texas franchise taxes which increased by approximately $25,000, property appraisal fees of approximately $37,000 incurred in 2002 for which there was no corresponding expense in 2001, and a reduction in reimbursements and homeowner's fee abatements of approximately $59,000. Legal expenses were higher due to increased litigation on collections of asset pools. We accrued higher state of Texas franchise taxes due to the expiration of some franchise loss carryforward deductions at the end of 2001. In the first half of 2001, we received expense credits for homeowner's fee abatements and reimbursements of previously incurred expenses at the condominium redevelopment project as a result of the flooding at the project. These expense credits received in the first half of 2001 were a one-time event that did not recur in the same period of 2002. Property appraisals were obtained on all major real estate properties owned by the company in the first half of 2002 for which there was no corresponding expense in the same period of 2001.

Minority interests expense reduced total operating expenses by $8,272 during the six months ended June 30, 2002 and by $118,328 for the same period in 2001. Minority interests expense represents the minority partners' share of the condominium redevelopment project's revenues and expenses. We held a 51% ownership interest in the Partnership until March 31, 2002, when we assumed a 100% ownership interest. As a result of assuming full ownership in the project, no further minority expense from the project will be recorded in the future.

Interest expense decreased $101,210 from $276,139 in the first half of 2001 to $174,929 for the same period in 2002. The majority of the decrease in interest expense was attributable to the commercial ventures segment, which reported a total interest decrease of approximately $120,000, almost all of which related to the condominium redevelopment project. Lower interest was incurred at the condominium redevelopment project because flood insurance proceeds had been used to reduce the bank loan on this project by approximately $500,000 and all of the interest incurred on this loan was being capitalized in the first quarter of 2002 during the flood restoration period. Approximately $96,000 of interest was capitalized into the cost of the restored condominium units during the six months ended June 30, 2002 compared to no interest expense being capitalized in the same period of 2001.

Our income before income taxes decreased $1,664,105 from income of $1,191,278 during the first six months of 2001 to a loss of $472,827 for the same period in 2002. The decreased income consisted of a decrease of $167,575 from commercial real estate ventures, a decrease of $855,291 from investment real estate, a decrease of $131,721 from real estate financing activities, and a decrease of $384,850 from net gain on collections on asset pools. There was an additional decrease of $124,668 in income before income taxes from revenues and expenses not allocated in any specific segment. The decrease in income before income taxes in the commercial venture segment resulted from lower income of $39,366 from Newport Golf Course and Conference Center, lower income of $33,039 from the Dallas and San Antonio retail centers, lower income of $86,412 from the operations of the condominium redevelopment project, and higher costs allocated to the commercial ventures segment of $8,758 during the six months ended June 30, 2002 as compared to the same period in 2001. The decrease in income before income taxes from investment real estate was primarily due to decreased sales of approximately $1,835,000 from the Newport real estate project, resulting from a large sale in the first half of 2001 for which there was no corresponding large sale in the same period of 2002. Real estate financing reported lower income primarily due to a loan impairment of $120,000 on one of the real estate financing loans. The decrease in income from net gains on collections of purchased asset pools was due to a decline of $343,355 in collection revenues in addition to incurring higher overhead costs of $41,495 consisting primarily of increased litigation activities.

Income tax benefit was $50,000 for the first six months of 2001 compared to $104,000 for the same period in 2002.

We recorded a gain on an extraordinary item of $430,000 during the first six months of 2002 for which there was no corresponding gain in the same period of 2001. The gain arose from the forgiveness of debt owed by the condominium redevelopment project to one of its minority interest partners. The debt was forgiven in exchange for a sales option granting exclusive sales rights to the former minority partners of the condominium project and limiting our gain on the sale of the project for a period of 90 days, or until June 30, 2002. As part of the same option agreement, and as consideration for our not immediately foreclosing our senior debt, we were granted the remaining 49% interest in the condominium redevelopment project. The extraordinary gain was recorded net of an adjustment of approximately $230,000 representing the holding cost of the condominium units, which are reported at the lower of cost or market value. The sales option agreement with the former minority partners was extended for a period of 45 days, or until August 15, 2002, in order to allow more time for the existing sales contracts to close.


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenues decreased $1,016,702 from $2,190,580 during the quarter ending June 30, 2001 to $1,173,878 during the first quarter of 2002. The decrease in revenues consisted of reduced commercial ventures revenues of $228,518, reduced investment real estate revenues of $597,245, reduced net gain on collections on asset pools of $191,409, and reduced unallocated revenues of $627, offset by increased real estate financing revenues, net of $1,097. The decrease in commercial ventures revenue was due to decreases of approximately $228,000 in residential unit sales from the condominium redevelopment project and decreased sales from Newport Golf Club and Conference Center of approximately $9,000, offset by increased revenues of approximately $9,000 from rentals from our Dallas and San Antonio retail centers. The decrease in revenues from the condominium redevelopment project was due to the cessation of all sales after the flooding of the condominium units in June 2001 and the subsequent restoration. All condominium units have been restored as of March 31, 2002 and all condominium units were actively marketed during the quarter ending June 30, 2002. We received offers to buy all 77 of the condominium units owned by the condominium redevelopment project during the second quarter of 2002. These units are expected to close during the third and fourth quarters of 2002 with a combined sales price of approximately $3,720,000. The decrease in investment real estate revenues was entirely due to a decrease in real estate sales from the Newport project of approximately $600,000, which was offset by an increase of revenues from our Conroe properties of approximately $3,000. During the second quarter of 2001, we sold a 50% interest to our Newport Development joint venture partner in 308 residential lots and 302 acres of undeveloped land reserves. This single transaction resulted in revenues of approximately $727,500 in the second quarter of 2001 for which there was no comparable major sales transaction in the second quarter of 2002. We did, however, have an increase in smaller sized sales at the Newport project of approximately $127,500 during the second quarter of 2002 as compared to the same period during 2001. Real estate financing net revenues increased by $1,097 during the second quarter of 2002 compared to the same period in 2001. Despite having less funds invested in project loans, we had increased earnings due to a wider spread between our cost of capital and our lending rates on financing projects.

On June 30, 2002, we had $6,183,120 in project loans compared to $9,623,357 on June 30, 2001. Revenues from net gain on collections on asset pools decreased by $191,409 in the second quarter of 2002 compared to the same period in 2001 because of slower collections activity in that segment.

Costs of real estate sales were $301,579 lower in the quarter ended June 30, 2002 compared to the corresponding quarter in 2001. Cost of real estate sales from the condominium redevelopment project decreased from $149,920 in the second quarter of 2001 to no cost of real estate sales for the second quarter of 2002. We also experienced a decrease in cost of real estate sales at the Newport project of $151,659 due to a large sale of a 50% interest in 308 residential lots and 302 acres of undeveloped land reserves in the second quarter of 2001 for which there were only 43 lots sold in the same period of 2002.

Operating and other costs decreased by $36,683 from $535,792 for the quarter ending June 30, 2001 to $499,109 for the same period in 2002. These operating cost decreases were primarily due to lower selling expenses at the condominium redevelopment project during the second quarter of 2002 as compared to the same period in 2001. Selling expenses are recorded at the same time that sales contracts are closed, and no contracts were closed during the second quarter of 2002.

General and administrative ("G&A") expenses increased $223,805 from $476,830 in the second quarter of 2001 to $700,635 in the same period of 2002. G&A expenses that increased significantly included legal and document preparation expenses which increased by approximately $61,000, higher property and property tax expenses of approximately $65,000, property appraisal fees of approximately $37,000 incurred in 2002 for which there was no corresponding expense in 2001, and a reduction in reimbursements and homeowner's fee abatements of approximately $59,000. Legal expenses were higher due to increased litigation on collections of asset pools. Property taxes were approximately $24,000 higher in the quarter ending June 30, 2002 as compared to the same period in 2001 because additional late fees were recorded and paid on the condominium redevelopment units for prior years taxes in the second quarter of 2002 and some tax credits were recorded in the second quarter of 2001 which were not duplicated in the corresponding period in 2002. Property expenses at the condominium redevelopment project were significantly higher in the second quarter of 2002 because of increased homeowner's assessments in 2002 over previous years, and because of expense credits received against current year-to-date assessments in the second quarter of 2001, as compared to no such credits received during the same period in 2002. In the second quarter of 2001, we received expense credits for homeowner's fee abatements and reimbursements of previously incurred expenses at the condominium redevelopment project as a result of the flooding at the project. These expense credits received in the second quarter of 2001 for assessments paid in prior years were a one-time event that did not recur in the same period of 2002. Property appraisals were obtained on all major real estate properties owned by the company in the second quarter of 2002 for which there was no corresponding expense in the same period of 2001.

Minority interests expense reduced total operating expenses by $24,532 for the three months ended June 30, 2001 for which there was no minority interest expense recorded during the same period in 2002. Minority interests expense represents the minority partners' share of the condominium redevelopment project's revenues and expenses. We held a 51% ownership interest in the Partnership until March 31, 2002, when we assumed a 100% ownership interest. As a result of assuming full ownership in the project during the second quarter of 2002, no further minority expense from the project was recorded during this period.

Interest expense decreased $22,320 from $160,006 in the second quarter of 2001 to $137,686 for the same period in 2002. The commercial real estate ventures segment reported a total interest decrease of approximately $60,000 during the period ending June 30, 2002 as compared to the same period in 2001, which was primarily due to reduced borrowing related to the condominium redevelopment project. There was an increase in interest expense of approximately $51,000 in the investment real estate segment during the second quarter of 2002 as compared to the same period in 2001, which was due to increased borrowing in that segment in order to fund the purchase of a new real estate project that was consummated on December 31, 2001. There was also a decrease of approximately $13,000 of interest expense not allocated to in any specific segment. This decrease was primarily due to lower interest rates prevailing during the second quarter of 2002 as compared to the same period in 2001.

Our income before income taxes decreased $904,457 from income of $682,810 during the second quarter of 2001 to a loss of $221,647 for the same period in 2002. The decreased income consisted of decreases of $59,901 from commercial real estate ventures, $390,492 from investment real estate, $61,101 from real estate financing activities, and $272,876 from net gain on collections on asset pools. There was an additional decrease of $120,087 in income before income taxes from revenues and expenses not allocated in any specific segment. The decrease in income before income taxes in the commercial venture segment resulted from lower incomes of $22,604 from the Dallas and San Antonio retail centers, $70,655 from the operations of the condominium redevelopment project, and $303 from Newport Golf Course and Conference Center, offset by increased income of $33,662 from unallocated revenues and expenses within the segment during the quarter ended June 30, 2002 as compared to the same period in 2001. The decrease in income before income taxes from investment real estate was primarily due to decreased net income associated with a large sale of a 50% interest in lots and land in the Newport Project during the second quarter of 2001 for which there was no corresponding large sale in the same period of 2002. Real estate financing reported lower income of approximately $61,000 due to less loan activity during the second quarter of 2002 as compared to the same period in 2001. The decrease in income from net gains on collections of purchased asset pools was due to a decline of $191,409 in collection revenues which was amplified by higher direct and allocated collection costs of $81,467 associated with increased litigation activities.

Income tax benefit was $25,000 in the second quarter of 2001 compared to $54,000 in the same period of 2002.

There was no extraordinary item in the second quarter of either 2002 or 2001.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $595,272 at June 30, 2002 compared to $1,071,223 at December 31, 2001.

During the first six months of 2002, we continued to invest a substantial portion of our cash reserves in various projects, most notable were an investment of $636,000 in restoration costs at the condominium redevelopment project and an additional $635,000 in several short-term real estate financing loans. We also invested an additional $1,021,000 in investment real estate projects. Cash flow from real estate financing activities during the first six months of 2002 was $1,397,000. Borrowings to fund our real estate financing activities for the six months ended June 30, 2002 consisted of a renewed first lien note from a national lending institution resulting in $400,000 of additional funds, bearing interest at the rate of prime plus 1%, and $785,000 in additional draws on our revolving line of credit bearing interest at the rate of prime plus 1%. We also borrowed an additional $465,000 in second lien notes from Charles W. Janke, our chairman and chief executive officer, bearing 18% interest, with both the first and second lien notes secured by the real estate secured real estate financing loans we originated. We borrowed an additional $482,000 from the revolving line of credit belonging to the condominium redevelopment project, which bears interest at a rate of 7% per annum.

Due to the capital-intensive nature of our business, we have experienced, and expect to continue to experience substantial working capital needs. Future cash flows from operations and future borrowings available under our revolving credit facility will be sufficient to fund our capital expenditures and working capital requirements as they currently exist. However, demand for our real estate secured bridge financing exceeds our funds available from current sources.

On March 31, 2002, we renewed our revolving credit facility of $3,000,000 due to mature on March 28, 2003. This revolving credit facility is secured by notes receivable and real estate in purchased asset pools, commercial and investment real estate, notes receivable from real estate financing, and equipment. Principal is payable at maturity with interest payable monthly at the bank's prime rate plus 1.0% per annum (5.75% as of June 30, 2002 and December 31, 2001). Management is negotiating with other financial institutions to increase the amount of credit facilities available. The revolving credit facility provides for certain financial covenants. As of the filing date of this quarterly report, we are in compliance with these covenants.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During June 1998, the Company sold real estate property from its asset pool to related parties in exchange for four notes receivable totaling $525,000. These notes are secured by certain investments in common stock held by the related parties. Principal plus interest at 10% per annum was due June 2001 for each of the notes. During June 2001, the Company elected to extend the terms of the notes to mature on June 30, 2004 and to reduce the interest rates from 10% to 4.07% per annum. The outstanding notes receivable from related parties plus accrued interest was $522,581 and $531,328 at December 31, 2001 and June 30, 2002, respectively. During the year ended December 31, 2001, and again during the first half of 2002, the fair value of the underlying collateral of these notes was determined to be impaired. In accordance with FASB 114, the Company provided an allowance of $367,713 during 2001 and an additional allowance of $120,000 during the first six months of 2002 to reduce the notes to their estimated net realizable value. The Company received principal of $3,504 during 2001 and $0 during the first half of 2002. The table below shows the related parties, their relation to the company, and the amounts of their respective note balances as of June 30,2002.

     NAME OF RELATED PARTY                 RELATIONSHIP TO COMPANY               NOTE BALANCE
----------------------------------------------------------------------------------------------
Charles W. Janke               Chairman and Chief Executive Officer              $     140,089
----------------------------------------------------------------------------------------------
J. H. Carpenter                President, Chief Operating Officer                      176,822
----------------------------------------------------------------------------------------------
HY Janke Trust                 A trust controlled by Charles W. Janke, Chairman
                               and Chief Executive Officer                              34,307
----------------------------------------------------------------------------------------------
CW Janke, Jr. Trust            A trust controlled by Charles W. Janke, Chairman
                               and Chief Executive Officer                              34,307
----------------------------------------------------------------------------------------------
Janke Family Partnership, Ltd  A partnership controlled by Charles W. Janke,
                               Chairman and Chief Executive Officer                    145,803
----------------------------------------------------------------------------------------------
       Totals                                                                    $     531,328

On March 15, 2002, the Company advanced $110,000 to J. H. Carpenter, our President and Chief Operating Officer, on a short-term loan secured by real estate. The loan carries a fifteen-year amortization with 6.25% interest and monthly payments of $943 until the loan is repaid. As of June 30, 2002, all payments to-date have been made on time and the note balance as of that date was $108,883.

From time to time, the Company enters into note payable agreements with certain related parties, some of which are officers and directors of the Company, to provide working capital necessary to conduct its ongoing business affairs. Generally these notes have a term not to exceed twelve months and bear interest at a fixed rate of 18% per annum. During the six months ended June 30, 2002, the Company has received proceeds from borrowings of $465,000 and repaid $24,841 under the terms of these related party note agreements. The total outstanding as of June 30, 2002 was $1,245,159. For the six months ended June 30, 2002, total interest accrued and paid was $76,248. The table below shows the related parties, their relation to the company, the amounts of their respective note payable balances as of June 30, 2002, and the interest paid to each party during the six months ended June 30, 2002.

    NAME OF RELATED PARTY                  RELATIONSHIP TO COMPANY                NOTE     INTEREST PAID IN FIRST SIX
                                                                                BALANCE          MONTHS OF 2002
----------------------------------------------------------------------------------------------------------------------
Janke Family Partnership, Ltd   A partnership controlled by Charles W. Janke,  $  995,000  $                    52,954
                                Chairman and Chief Executive Officer
----------------------------------------------------------------------------------------------------------------------
Insource Financial Corporation  A corporation controlled by J H Carpenter,         50,159                        5,639
                                President  and Chief Operating Officer
----------------------------------------------------------------------------------------------------------------------
Alfred Janke                    Father of Charles W. Janke, Chairman and          200,000                       17,655
                                Chief Executive Officer
----------------------------------------------------------------------------------------------------------------------
      Totals                                                                   $1,245,159  $                    76,248


STOCK REPURCHASE PLAN

On January 11, 2000, the Board of Directors approved a stock repurchase plan under Rule 10b-18 of the Securities Exchange Act of 1934 for the purchase of up to $2.0 million worth of our outstanding common stock in open market transactions. Acquired shares will be held as treasury stock, and will be available for future acquisitions, financing or awards as granted under our 1998 Stock Compensation Plan. At June 30, 2002, our treasury share holdings were 144,857 shares at a cost of $378,499, or $2.61 per share. We intend to continue repurchasing shares subject to SEC restrictions.


SUBSEQUENT EVENTS

As of August 14, 2002, sales offers on 36 of the 77 units owned by the condominium redevelopment project had been converted to contracts, of which 9 contracts had closed with a total selling price of $659,600 and net proceeds to the redevelopment project of $530,110. Net proceeds from the sale were used to reduce the condominium redevelopment project's bank loan. These sales also generated $11,313 in second lien mortgages on the sold units payable to the condominium redevelopment project.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held June 5, 2002, the shareholders elected the six persons nominated for election to the Company's Board of Directors and ratified the selection of Pannell Kerr Forster of Texas, P.C. as our independent public auditors. The results of the vote were as follows:

1.   Election of Directors

                                Number of Shares Voted
                       -------------------------------------
Name and Nominee          For     Withheld  Broker Non-Votes
---------------------  ---------  --------  ----------------

Charles W. Janke       2,859,100       400                 0
J. H. (Jim) Carpenter  2,859,100       400                 0
James W. Christian     2,859,100       400                 0
James J. Janke         2,859,100       400                 0
Robert A. Shuey, III   2,859,100       400                 0
William F. Mosley      2,859,100       400                 0

2.   Ratification of Independent Auditors

                                                   Number of Shares Voted
                                     -----------------------------------------------
Name of Accounting Firm                 For     Against  Abstained  Broker Non-Votes
Pannell Kerr Forster of Texas, P.C.  2,858,050      400      1,050                 0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See "Index of Exhibits" below which lists the documents filed as exhibits herewith.
(b) Reports on Form 8-K - registrant was not required to file a Form 8-K during the quarter ended June 30, 2002.


                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rampart Capital Corporation



By:  /s/ C. W. JANKE                                             August 14, 2002
     C. W. Janke
     Chairman of the Board
     Chief Executive Officer
     (Principal Executive Officer)


By:  /s/ J. H. CARPENTER                                         August 14, 2002
     J. H. Carpenter
     President
     Chief Operating Officer


By:  /s/ CHARLES F. PRESLEY                                      August 14, 2002
     Charles F. Presley
     Vice-President
     Chief Financial Officer
     Treasurer
     (Principal Financial Officer)

                           RAMPART CAPITAL CORPORATION
                             EXHIBITS TO FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                INDEX OF EXHIBITS


EXHIBIT
  NO.                              DESCRIPTION
--------                           -----------
3.1 Restated Articles of Incorporation (Exhibit 3.1 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
3.2 Bylaws (Exhibit 3.2 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
4.1 Form of Warrant Agreement Between Rampart and American Stock Transfer and Trust Company (Exhibit 4.1 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
4.2 First Amendment of Warrant Agreement (Exhibit 4.1 to Rampart's Form 8-K filed April 12, 2001 (File No. 1-15277) and incorporated herein by reference).
*99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------------
   *   Filed herewith.