Form 10QSB
period 2002-09-30
RAMPART CAPITAL CORP
filed 2002-11-14
CIK 1074681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM - 10QSB

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT
    OF  1934

For the quarterly period ended September 30, 2002

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

For the transition period from  ___________  to  _________

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

As of November 5, 2002, the registrant had 2,905,143 shares of common stock outstanding after deduction of 144,857 shares of treasury stock.

Transitional  Small  Business  Disclosure  Format  (check  one):

          Yes   [ ]
          No    [x]

                                      INDEX

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page No.
    Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001 (audited). . . . .         1
    Unaudited Consolidated Statements of Operations for the Three months and Nine months ended
      September 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2
    Unaudited Consolidated Statements of Cash Flows for the Nine months ended September 30, 2002 and 2001.         3
    Notes to the Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .         5

Item 2. Management's Discussion and Analysis or Plan of Operations . . . . . . . . . . . . . . . . . . . .         8

Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                          RAMPART CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                  SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                 --------------------  -------------------
                                                     (UNAUDITED)            (AUDITED)
                          ASSETS
Cash                                             $           299,376   $        1,071,223
Purchased asset pools, net                                 1,431,659            1,573,942
Commercial ventures, net                                   6,862,678            6,399,044
Investment real estate                                     1,733,611            1,635,147
Investment in real estate joint ventures                   1,933,194            1,763,505
Notes receivable, real estate bridge lending               3,958,202            2,572,458
Notes receivable, other financing                          2,747,712            3,374,904
Notes receivable from related parties, net                   155,737              154,868
Property and equipment, net                                  388,151              430,959
Other assets                                                 535,265              739,147
Minority interest                                                  -              190,318
                                                 --------------------  -------------------
    Total assets                                 $        20,045,585   $       19,905,515
                                                 --------------------  -------------------

            LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                    $         6,128,472   $        6,402,329
Notes payable to related parties                           1,363,270              805,000
Accounts payable and accrued expenses                        744,696            1,012,858
Deferred tax liability                                             -              104,000
                                                 --------------------  -------------------
    Total liabilities                                      8,236,438            8,324,187
                                                 --------------------  -------------------

Commitments and contingencies

Stockholders' equity
Preferred Stock, $.01 par value; 10,000,000 shares authorized; none issued.

Common stock, $.01 par value; 10,000,000 shares
authorized; 3,050,000 shares issued.                          30,500               30,500
Additional paid-in-capital                                 6,194,255            6,194,255
Retained earnings                                          5,962,891            5,735,072
Treasury stock, 144,857 shares, at cost                     (378,499)            (378,499)
                                                 --------------------  -------------------
    Total stockholders' equity                            11,809,147           11,581,328
                                                 --------------------  -------------------

Total liabilities and stockholders' equity       $        20,045,585   $       19,905,515
                                                 --------------------  -------------------


See Notes to Consolidated Financial Statements

                          RAMPART CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                          -----------------------------  ----------------------------
                                                  SEPTEMBER 30                   SEPTEMBER 30
                                          -----------------------------  ----------------------------
                                              2002            2001           2002           2001
                                          -------------  --------------  -------------  -------------
Net gain on collections on purchased
   asset pools                            $      42,075  $   1,736,766   $    371,058   $  2,409,104
Commercial ventures income                    1,147,638        526,218      2,274,043      2,095,935
Investment real estate income                 1,131,805         39,091      1,325,193      1,982,343
Equity in earnings of investment real
   estate joint ventures                         80,688         (1,174)       158,243          9,133
Real estate bridge lending income, net          181,352        271,384        425,065        524,839
Other financing income (loss), net               60,378       (320,829)        91,707       (239,836)
Other income (expense)                            5,941          6,909         19,391         13,900
                                          -------------  --------------  -------------  -------------
     Total revenue                            2,649,877      2,258,365      4,664,700      6,795,418

Costs of real estate sales                    1,174,267          9,881      1,235,788      1,173,169
Operating and other costs                       642,985        481,496      1,600,272      1,425,159
General and administrative expenses             561,186        669,058      1,863,371      1,750,071
Interest expense                                104,793         37,501        279,722        313,640
Minority interests                                    -         11,212         (8,272)      (107,116)
                                          -------------  --------------  -------------  -------------
     Total operating expense                  2,483,231      1,209,148      4,970,881      4,554,923
                                          -------------  --------------  -------------  -------------
Income (loss) before income tax benefit
   and extraordinary item                       166,646      1,049,217       (306,181)     2,240,495
Income tax benefit                                    -         25,000        104,000         75,000
                                          -------------  --------------  -------------  -------------
Net income (loss) before extraordinary
   item                                         166,646      1,074,217       (202,181)     2,315,495
                                          -------------  --------------  -------------  -------------
Extraordinary item, extinguishment of
   debt, net of taxes                                 -              -        430,000              -
                                          -------------  --------------  -------------  -------------
Net income                                $     166,646  $   1,074,217   $    227,819   $  2,315,495

Basic and diluted earnings (loss) per
   common share:
   Net income (loss) from operations      $        0.06  $        0.37   $      (0.07)  $       0.80
   Extraordinary item                                 -              -           0.15              -
                                          -------------  --------------  -------------  -------------
   Net income per common share            $        0.06  $        0.37   $       0.08   $       0.80
                                          -------------  --------------  -------------  -------------
Average common shares outstanding             2,905,143      2,905,143      2,905,143      2,905,143
                                          -------------  --------------  -------------  -------------


See Notes to Consolidated Financial Statements

                                  RAMPART CAPITAL CORPORATION

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   --------------------------
                                                                       2002          2001
                                                                   ------------  ------------
Cash flows from operating activities:
Net income                                                         $   227,819   $ 2,315,495
Adjustments to reconcile net income to net cash
  Provided by (used in) operating activities:
  Depreciation                                                         152,278       151,711
  Amortization of cost of asset pools                                  139,658       557,931
  Amortization of deferred gain on joint venture assets               (106,441)            -
  Cost of commercial real estate sold                                  432,069       367,956
  Cost of investment real estate sold                                        -       805,213
  Change in loan loss reserve                                                -       (43,776)
  Change in loan loss reserve, related parties                         120,000       367,713
  Equity in earnings of real estate joint venture                     (158,243)       (9,133)
  Project financing note issued in sale of investment real estate            -    (1,305,027)
  Project financing note issued in sale of asset pool                        -    (1,590,000)
  Other costs capitalized                                                    -        (8,710)
  Minority interests                                                    (8,272)     (107,116)
  Deferred taxes                                                      (104,000)      (75,000)
  Extraordinary item                                                  (430,000)            -
Changes in operating assets and liabilities:
  Investment real estate                                              (157,359)     (952,138)
  Other assets                                                         203,882      (391,097)
  Accrued interest income                                               23,849       (56,412)
  Accrued interest income, related parties                             (13,120)      (31,810)
  Accounts payable and accrued expenses                               (268,162)      275,497
  Accrued interest expense                                              (2,289)       68,597
  Accounts payable to related parties                                        -      (326,919)
                                                                   ------------  ------------
    Net cash provided by operating activities                           51,669        12,975
                                                                   ------------  ------------
Cash flows from investing activities:
  Purchase of commercial real estate                                  (953,165)      (79,809)
  Reimbursed costs previously capitalized                                    -       111,463
  Real estate joint ventures:
    Investments                                                       (578,727)      (91,870)
    Distributions                                                      735,242        73,088
Notes receivable:
    Advances                                                        (1,426,968)   (8,052,021)
    Collections                                                        598,743     6,249,810
    Advances to related parties                                       (110,000)            -
    Collections from related parties                                     2,251         2,199
Purchase of asset pools                                                      -          (756)
Proceeds from purchased assessments                                          -         1,794
Purchase of property and equipment                                     (38,536)      (23,797)
                                                                   ------------  ------------
    Net cash used in investing activities                           (1,771,160)   (1,809,899)
                                                                   ------------  ------------

                           RAMPART CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)



Cash flows from financing activities:
  Proceeds from notes payable                                        1,755,960     7,816,968
  Proceeds from notes payable to related parties                     1,115,000     2,405,304
  Payments on notes payable                                         (1,366,586)   (6,999,557)
  Payments on notes payable to related parties                        (556,730)     (660,000)
                                                                   ------------  ------------
    Net cash provided by financing activities                          947,644     2,562,715
                                                                   ------------  ------------
Net increase (decrease) in cash                                       (771,847)      765,791

Cash at beginning of period                                          1,071,223       174,223
                                                                   ------------  ------------
Cash at end of period                                              $   299,376   $   940,014
                                                                   ------------  ------------
Supplemental cash flow information:
    Cash paid for interest                                         $   465,161   $   739,170
                                                                   ------------  ------------


See Notes to Consolidated Financial Statements

                           RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Interim Financial Information
          -------------------------------

               The accompanying unaudited financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations of interim periods are not necessarily indicative of results to be expected for an entire year. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

          Principles of Consolidation
          ---------------------------

               The consolidated financial statements include the assets of Rampart Capital Corporation and its wholly owned subsidiaries (herein referred to as "Rampart" or the "Company"). As of September 30, 2002, the Company owns a 100% interest in a partnership that is reported using the full consolidation method. Before March 31, 2002 the Company owned a 51% interest in the partnership and reported the ownership interests of minority participants as minority interest. As of March 31, 2002, the Company became the 100% owner of the partnership interest, and all minority interest was eliminated and became part of the Company's investment in the partnership. The consolidated financial statements of the Company as of and for the period ending September 30, 2002 include 100% of the assets and liabilities of the partnership.

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

          Real Estate Financing
          ---------------------

               Revenues from real estate financing, which include both real estate bridge lending and other financing, are reported net of direct financing costs, primarily interest expenses, associated with the financing of each project. The gross real estate financing revenues and financing costs for the three and nine month periods ending September 30, 2002 and 2001 were as follows:

                                   RAMPART CAPITAL CORPORATION

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        SEPTEMBER 30, 2002

                                           (UNAUDITED)


                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                           ------------------------------------------------------
                                               2002          2001          2002          2001
Gross real estate bridge lending revenues  $   256,784   $   441,947   $   608,215   $   933,647
Less: Bridge lending costs                    ( 75,432)     (170,563)     (183,150)     (408,808)
                                           ------------  ------------  ------------  ------------
Real estate bridge lending income, net     $   181,352   $   271,384   $   425,065   $   524,839
                                           ------------  ------------  ------------  ------------

Gross other financing revenues             $    60,378   $    46,884   $   211,707   $   127,877
Less: Other financing costs                          -      (367,713)     (120,000)     (367,713)
                                           ------------  ------------  ------------  ------------
Other financing income (loss), net         $    60,378   $  (320,829)  $    91,707   $  (239,836)
                                           ------------  ------------  ------------  ------------


          Other Income
          ------------

               Other income is comprised of investment income and miscellaneous revenue. Revenue is recognized as earned.

NOTE 2 -  NET INCOME (LOSS) PER COMMON SHARE

          Net income (loss) per common share has been computed for all periods presented and is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. There are no common stock equivalents resulting from dilutive stock purchase warrants or options, thus basic and diluted earnings per share are the same.

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


NOTE 4 -  SEGMENT REPORTING

          The Company operates in four business segments: (i) collections of purchased asset pools, (ii) commercial real estate ventures, (iii) investment real estate and joint ventures and (iv) real estate financing. The purchased asset pools segment involves the acquisition, management, servicing and realization of income from collections on or sales of portfolios of undervalued financial assets, and in some instances, real estate the Company may acquire as part of an asset pool or by foreclosing on the collateral underlying an acquired real estate debt. The commercial real estate ventures segment involves holding foreclosed and acquired improved real estate for appreciation and the production of income. The investment real estate and joint ventures segment involves holding foreclosed and acquired unimproved real estate for future appreciation and acquiring unimproved real estate in conjunction with short-term funding for developers. The real estate financing segment is comprised of short-term financing of real estate at high yields and real estate notes held by the Company from financing the sale of Company assets. The notes are fully secured by real estate or other collateral. "Unallocated" represents activities that are general corporate in nature and do not relate specifically to any one segment. Unallocated segment assets consist of cash, prepaid assets and non-segmental property and equipment. Unallocated revenue consists of interest income generated from overnight money market invested funds and miscellaneous other income. Financial information by reportable operating segment is as follows:

                                              As of and for the Nine months Ended September 30, 2002
------------------------------------------------------------------------------------------------------------------------

                                 Collections of   Commercial      Investment        Real
                                   Purchased      Real Estate    Real Estate &     Estate
                                  Asset Pools      Ventures     Joint Ventures   Financing    Unallocated      Totals
                                ---------------  -------------  ---------------  ----------  -------------  ------------
Revenue                         $       371,058  $  2,274,043   $     1,483,436  $  516,772  $     19,391   $ 4,664,700
Equity in earnings of
  real estate joint ventures                  -             -           158,243           -             -       158,243
Segment profit (loss)                   114,886      (847,945)          259,722     390,863       223,707)     (306,181)
Extraordinary item                            -       430,000                 -           -             -       430,000
Assets of real estate joint
  ventures, equity method                     -             -                 -   1,933,194             -     1,933,194
Identifiable assets                   1,431,659     7,225,880         3,666,805   6,861,651       859,590    20,045,585
Depreciation and amortization                 -       139,577                 -           -        12,701       152,278
Capital expenditures                          -       953,165                 -           -        38,536       991,701
Investment in segment assets                  -             -         1,424,154   1,536,968             -     2,961,122
Interest expense                              -       119,558           129,747           -        30,417       279,722

                                              As of and for the Nine months Ended September 30, 2001
------------------------------------------------------------------------------------------------------------------------
                                Collections of    Commercial      Investment        Real
                                   Purchased      Real Estate    Real Estate &     Estate
                                  Asset Pools      Ventures     Joint Ventures    Financing    Unallocated     Totals
                                ---------------  -------------  ---------------  -----------  -------------  -----------

Revenue                         $     2,409,104  $  2,095,935   $     1,991,476  $   285,003  $     13,900   $ 6,795,418
Equity in earnings of
  real estate joint ventures                  -             -             9,133            -             -        9,133
Segment profit (loss)                 2,058,239      (464,994)          723,901      241,895      (318,546)    2,240,495
Assets of real estate joint
  ventures, equity method                     -             -           824,225            -             -       824,225
Identifiable assets                   1,643,870     8,206,105         2,452,400    8,406,766     1,816,618    22,525,759
Depreciation and amortization                 -       137,917                 -            -        13,794       151,711
Capital expenditures                          -        79,809                 -            -        23,797       103,606
Investment in segment assets                756             -         1,049,870   10,930,331             -    11,980,957
Interest expense                            432       205,766            44,912            -        62,530       313,640


NOTE 5 -  INCOME TAXES

          The Internal Revenue Service is currently auditing our federal income tax return for the period ending December 31, 1998. They have not yet rendered a finding as to the audit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues decreased $2,130,718 from $6,795,418 during the nine months ending September 30, 2001 to $4,664,700 during the first nine months of 2002. The decrease in revenues consisted of reduced net gain on collections on asset pools of $2,038,046 and reduced investment real estate revenues of $508,040, offset by increased commercial ventures revenues of $178,108, increased real estate financing revenues, net of $231,769 and an increase in unallocated revenues of $5,491. The decrease in revenues from net gain on collections on asset pools was due primarily to a large collection in 2001 on a single property which resulted in net collection revenues of $1,574,477 during the first nine months of 2001 for which there was no corresponding large collection in the same period of 2002. In addition, there were several other major collections in the first nine months of 2001 that were not duplicated in the same period in 2002 which accounted for most of the remaining decrease in net revenues from collections on asset pools in the first three quarters of 2002. The decrease in investment real estate revenues was due to a decrease in real estate sales from the Newport project of approximately $1,588,000, which was offset by an increase of revenues from our Conroe properties of approximately $390,000 and Mesa Road property of
approximately $690,000.   During the first nine months of 2001, we entered into
a joint venture agreement with a Canadian development and investment company and sold to them a 50% interest in 778 residential lots and 302 acres of undeveloped land. This transaction produced revenues of approximately $1,839,000 in the first nine months of 2001. In addition to this sale of our 50% interest, we had other sales of residential lots that produced approximately $102,000 in sales during the first half of 2001. During the same period in 2002, we had sales of $95,000 to our 50% joint venture partner. Our 50% portion of the gain on sales made by the joint venture increased from approximately $13,000 in the first three quarters of 2001 to approximately $271,000 in the corresponding period in 2002. The increase in commercial ventures revenue was due to an increase of approximately $138,000 in residential unit sales from the condominium redevelopment project, increased sales of approximately $19,000 at the Newport Golf Club and Conference Center and increases of approximately $22,000 from rentals from our Dallas and San Antonio retail centers. The increase in revenues from the condominium redevelopment project was due to our ability to re-enter the real estate market after the condominium units had been restored from flood damage sustained in a tropical storm in June 2001. During the first nine months of 2002, we were able to complete the sale of nine of the condominium units which resulted in revenues of $659,600. Real estate financing net revenues increased by approximately $232,000 primarily because of loan loss impairments of approximately $368,000 taken in the first nine months of 2001 as compared to impairments of $120,000 taken in the same period of 2002. Such impairment is required when the value of the asset securing the loan declines to less than the amount due on the loan. Some of our loans are secured by publicly traded stock, which declined below the carrying value of the loans and, subsequently, an impairment was recognized. The amount of the impairment will be increased for any further declines in the value of the collateral, and decreased for any increases in the value of the collateral or principal reductions in the amounts of the notes receivable. Other real estate financing revenues decreased by approximately $16,000 during the first nine months of 2002 as compared to the same period in 2001. This decrease was due to a decrease in our total loan portfolio. On September 30, 2002, we had $6,861,651 in real estate loans compared to $8,408,071 on September 30, 2001.

Costs of real estate sales were $62,619 higher in the nine months ended September 30, 2002 compared to the corresponding period in 2001. Cost of real estate sales from the condominium redevelopment project increased by $64,113 from $367,956 in the first three quarters of 2001 to $432,069 during the same period in 2002 which was due to higher sales volume. This increase was offset by a slight decrease in cost of investment property sold of $1,494, from $805,213 in the first nine months of 2001 as compared to $803,719 during the same period of 2002. The cost of sales during the first nine months of 2001 resulted from the sale of land and residential lots at the Newport project to our joint venture partner. By contrast, during the same period in 2002, most of the cost of sales arose from the sale of the Conroe and Mesa Road properties.

Operating and other costs increased by $175,113 from $1,425,159 for the nine months ending September 30, 2001 to $1,600,272 for the same period in 2002. These operating cost increases were primarily the result of higher costs of operations at Newport Golf Club and Conference Center, which corresponded with its higher retail sales. Operating costs at the Newport Golf Club and Conference Center increased by $87,726 from $1,337,091 in the nine months ended September 30, 2001 to $1,424,817 for the nine months ended September 30, 2002. Operating and other costs increased by $33,358 at the condominium redevelopment project as a result of higher sales activity during the first nine months of
2002 as compared to the same period in 2001.   Operating and other costs
increased by $54,029 in the investment real estate segment from $3,250 in the first nine months of 2001 to $57,279 during the same period in 2002. This increase was due to the cost of sales commissions incurred primarily from the sale of the Mesa Road property.

General and administrative ("G&A") expenses increased $113,300 from $1,750,071 in the first three quarters of 2001 to $1,863,371 in the same period of 2002. G&A expenses that increased significantly included legal expenses which increased by approximately $65,000, property appraisal fees of approximately $36,000 incurred in 2002 for which there was no corresponding expense in 2001, homeowner's fee abatements and reimbursed expenses of $59,000, offset by a reduction in state of Texas franchise taxes which decreased by approximately $51,000. Legal expenses were higher due to increased litigation on collections of asset pools. Property appraisals were obtained on all major real estate properties owned by the Company in the first half of 2002 for which there was no corresponding expense in the same period of 2001. In the first half of 2001, we received expense credits for homeowner's fee abatements and reimbursements of previously incurred expenses at the condominium redevelopment project as a result of the flooding at the project. These expense credits received in the first nine months of 2001 were a one-time event that did not reoccur in the same period of 2002. We accrued lower state of Texas franchise taxes due to less taxable income in 2002 than in 2001.

Minority interests expense reduced total operating expenses by $8,272 during the nine months ended September 30, 2002 and by $107,116 for the same period in 2001. Minority interests expense represents the minority partners' share of the condominium redevelopment project's revenues and expenses. We held a 51% ownership interest in the Partnership until March 31, 2002, when we assumed a 100% ownership interest. As a result of assuming full ownership in the project, no further minority expense from the project will be recorded after March 31, 2002.

Interest expense decreased $33,918 from $313,640 in the first nine months of 2001 to $279,722 for the same period in 2002. The commercial real estate ventures segment reported a total interest decrease of approximately $86,000, all of which related to the condominium redevelopment project. Lower interest was incurred at the condominium redevelopment project due to lower interest rates and because flood insurance proceeds were used to reduce the bank loan on this project by approximately $550,000. The investment real estate and joint ventures segment incurred approximately $84,000 in higher interest expenses during the first three quarters of 2002 as compared to the same period in 2001. This increase was due to our investment in the West Lake Houston joint venture which included the purchase of 470 acres of land on the west shore of Lake Houston. No interest was incurred on this project in 2001 because the purchase was consummated on December 31, 2001. We also had a decrease of approximately $32,000 in interest expense that is not allocated in any specific operating segment from the first nine months of 2001 as compared to the same period in 2002.

Our income before income taxes decreased $2,546,676 from income of $2,240,495 during the first nine months of 2001 to a loss of $306,181 for the same period in 2002. The decreased income consisted of a decrease of $1,943,353 from net gain on collections on asset pools, a decrease of $382,951 from commercial real estate ventures, and a decrease of $464,179 from investment real estate, offset by an increase of $148,968 from real estate financing activities. There was an additional increase of $94,839 in income before income taxes from revenues and expenses not allocated in any specific segment. The decrease in income from net gains on collections of purchased asset pools was due to a decline of approximately $1,588,000 in collection revenues which was offset by lower overhead costs of approximately $95,000 consisting primarily of decreased litigation costs. The decrease in income before income taxes in the commercial real estate ventures segment resulted from lower income of approximately $50,000 from Newport Golf Course and Conference Center, lower income of approximately $39,000 from the Dallas and San Antonio retail centers, lower income of approximately $292,000 from the operations of the condominium redevelopment project, and higher costs allocated to the commercial real estate ventures segment of approximately $2,000 during the nine months ended September 30, 2002 as compared to the same period in 2001. The decrease in income before income taxes from investment real estate was primarily due to decreased sales of approximately $2,035,000 from the Newport real estate project, resulting in lower income before income taxes of approximately $594,000 in the first nine months of 2001 as compared to the same period in 2002. There was an additional decrease in income before income taxes of approximately $94,000 during the first three quarters of 2002 as compared to the same period in 2001 from the West Lake Houston investment. These declines were offset by higher income before income taxes of approximately $223,000 during the first nine months of 2002 as compared to the same period in 2001 from the Conroe and Mesa Road properties. Real estate financing reported higher income primarily due to smaller loan impairments and greater margins between our borrowing and lending rates during the first three quarters of 2002 as compared to the same period in 2001.

Income tax benefit was $75,000 for the first nine months of 2001 compared to $104,000 for the same period in 2002.

We recorded a gain on an extraordinary item of $430,000 during the first nine months of 2002 for which there was no corresponding gain in the same period of 2001. The gain arose from the forgiveness of debt owed by the condominium redevelopment project to one of its minority interest partners. The debt was forgiven in exchange for a sales option granting exclusive sales rights to the former minority partners of the condominium project and limiting our gain on the sale of the project for a period of 90 days, or until June 30, 2002. As part of the same option agreement, and as consideration for our not immediately foreclosing our senior debt, we were granted the remaining 49% interest in the condominium redevelopment project. The extraordinary gain was recorded net of an adjustment of approximately $230,000 representing the holding cost of the condominium units, which are reported at the lower of cost or market value. The sales option agreement with the former minority partners was extended for a period of 45 days, or until August 15, 2002, in order to allow more time for the existing sales contracts to close. This option agreement has since expired.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues increased $391,512 from $2,258,365 during the quarter ending September 30, 2001 to $2,649,877 during the third quarter of 2002. The increase in revenues consisted of higher commercial ventures revenues of $621,420, increased investment real estate revenues of $1,174,576, and increased real estate financing revenues, net of $291,175, offset by reduced net gain on collections on asset pools of $1,694,691 and reduced unallocated revenues of $968. The increase in commercial ventures revenue was due to an increase of approximately $660,000 in residential unit sales from the condominium redevelopment project, and an increase of approximately $2,000 from rentals from our Dallas and San Antonio retail centers offset by a decrease in sales of approximately $41,000 at the Newport Golf Club and Conference Center. The increase in revenues from the condominium redevelopment project was due to our ability to reenter the real estate market after the condominium units had been restored from flood damage sustained in a tropical storm in June 2001. During the third quarter of 2002, we were able to complete the sale of nine condominium units which resulted in revenues of $659,600 for which there were no corresponding sales in the third quarter of 2001. The decrease in sales at the Newport Golf Club and Conference Center was primarily due to reduced golf course fees while the golf course was undergoing extensive improvements during most of the third quarter of 2002. The increase in investment real estate revenues was due to an increase in real estate sales from the Newport project of approximately $110,000, an increase of revenues from our Conroe properties of approximately $375,000 and from our Mesa Road property of approximately $690,000. Other financing net revenues increased primarily because of loan loss impairments of approximately $368,000 taken in the third quarter of 2001 as compared to no impairments taken in the same period of 2002. Such an impairment is required when the value of the asset securing the loan declines to less than the amount due on the loan. Some of our loans are secured by publicly traded stock, which declined below the carrying value of the loans and, subsequently, an impairment was recognized. The amount of the impairment will be increased for any further declines in the value of the collateral, and decreased for any increases in the value of the collateral or principal reductions in the amounts of the notes receivable. Other real estate financing revenues decreased by approximately $77,000 during the third quarter of 2002 as compared to the same period in 2001. This decrease was primarily due to a decline in our total loan portfolio. On September 30, 2002, we had $6,861,651 in real estate loans compared to $8,408,071 on September 30, 2001. The decrease in revenues from net gain on collections on asset pools was due primarily to a large collection on a single property which resulted in net collection revenues of approximately $1,574,000 during the third quarter 2001 for which there was no corresponding large collection in the same period of 2002. Collections on asset pools were generally slower in the third quarter of 2002 as compared to the third quarter of 2001 which resulted in an additional decrease in revenues from net gains on asset pool collections of approximately $121,000.

Costs of real estate sales were $1,164,386 higher in the quarter ended September 30, 2002 compared to the corresponding quarter in 2001. Cost of real estate sales from the condominium redevelopment project increased from no cost of sales in the third quarter of 2001 to approximately $432,000 for the third quarter of 2002 due to the sale of nine units in July 2002. Costs of investment real estate sales also increased by approximately $732,000 in the third quarter of 2002 primarily due to the sale of properties at our Conroe and Mesa Road locations, for which there were no corresponding cost of sales in the same quarter of 2002.

Operating and other costs increased by $161,489 from $481,496 for the quarter ending September 30, 2001 to $642,985 for the same period in 2002. These operating cost increases were primarily due to the selling expenses at the condominium redevelopment project of approximately $118,000 and at the Mesa Road investment property of approximately $57,000 during the third quarter of 2002 for which there were no corresponding selling expenses in the same period in 2001. These increases were offset by a decrease in operating and other costs at the Newport Golf Club and Conference Center by approximately $14,000 during the third quarter of 2002 as compared to the third quarter of 2001.

General and administrative ("G&A") expenses decreased $107,872 from $669,058 in the third quarter of 2001 to $561,186 in the same period of 2002. G&A expenses that decreased significantly during the third quarter of 2002 as compared to the same quarter in 2001 included legal expenses which decreased by approximately $38,000 and state of Texas franchise taxes which decreased by approximately $76,000. Legal expenses were lower because of decreased litigation expenses on collections of asset pools. The state of Texas franchise taxes were lower due to less taxable income in 2002 than in 2001.

Minority interests expense reduced total operating expenses by $11,212 for the three months ended September 30, 2001 for which there was no minority interest expense recorded during the same period in 2002. Minority interests expense represents the minority partners' share of the condominium redevelopment project's revenues and expenses. We held a 51% ownership interest in the Partnership until March 31, 2002, when we assumed a 100% ownership interest. As a result of assuming full ownership in the project during the second quarter of 2002, no further minority expense from the project was recorded during this period.

Interest expense increased $67,292 from $37,501 in the third quarter of 2001 to $104,793 for the same period in 2002. The commercial real estate ventures segment reported a total interest increase of approximately $34,000 during the period ending September 30, 2002 as compared to the same period in 2001, which was primarily due to the capitalization of interest expenses during the third quarter of 2001 at the condominium redevelopment project during the flood restoration project. There was an increase in interest expense of approximately $43,000 in the investment real estate and joint ventures segment during the third quarter of 2002 as compared to the same period in 2001, which was due to increased borrowing in that segment in order to fund the purchase of the West Lake Houston real estate project that was consummated on December 31, 2001. There was also a decrease of approximately $10,000 of interest expense not allocated to any specific segment. This decrease was primarily due to lower interest rates prevailing during the third quarter of 2002 as compared to the same period in 2001.

Our income before income taxes decreased $882,571 from $1,049,217 during the third quarter of 2001 to $166,646 for the same period in 2002. This decreased income consisted of lower income before income taxes of $1,558,503 from net gain on collections on asset pools, and lower income of $215,376 from commercial real estate ventures, offset by increases of income before income taxes of $391,112 from investment real estate, and of $280,689 from real estate financing activities. There was an additional increase of $219,507 in income before income taxes from revenues and expenses not allocated in any specific segment. The decrease in income from net gains on collections of purchased asset pools was due almost entirely to a large collection in the third quarter of 2001 for which there was no matching collection in the third quarter of 2002. The decrease in income before income taxes in the commercial real estate ventures segment resulted from lower incomes of $5,722 from the Dallas and San Antonio retail centers, of $205,535 from the operations of the condominium redevelopment project, and $10,770 from Newport Golf Course and Conference Center, offset by increased income of $6,651 from unallocated revenues and expenses within the segment during the quarter ended September 30, 2002 as compared to the same period in 2001. The increase in income before income taxes from investment real estate was primarily due to increased net incomes of $225,673 from the Newport Project, $148,090 from the Conroe properties, and $61,833 from the Mesa Road property, offset by a decrease in income before income taxes of $31,422 from the West Lake Houston project and a decrease of $13,063 from other properties and from income unallocated to any specific project during the third quarter of 2002 as compared to the same quarter in 2001. The increase in income before income taxes from real estate and other financing was due primarily to a large loan impairment of approximately $368,000 taken in the third quarter of 2001 for which there were no corresponding impairment expenses in the third quarter of 2002. This increase from loan impairment expenses was offset by a decrease of approximately $88,000 in income before income taxes due to a decrease in our loan portfolio from the third quarter of 2001 as compared to the same quarter in 2002.

Income tax benefit was $25,000 in the third quarter of 2001 compared to no income tax benefit in the same period of 2002.

There was no extraordinary item in the third quarter of either 2002 or 2001.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $299,376 at September 30, 2002 compared to $1,071,223 at December 31, 2001.

During the first nine months of 2002, we continued to invest a substantial portion of our cash reserves in various projects, most notable were an investment of $636,000 in restoration costs at the condominium redevelopment project and an additional $1,537,000 in several short-term real estate financing loans. We also invested an additional $1,424,000 in investment real estate projects. Cash flow from real estate financing activities during the first nine months of 2002 was $1,157,000. Borrowings to fund our real estate financing activities for the nine months ended September 30, 2002 consisted of a renewed first lien note from a national lending institution resulting in $400,000 of additional funds, bearing interest at the rate of prime plus 1%, and $785,000 in additional draws on our revolving line of credit bearing interest at the rate of prime plus 1%. We also borrowed an additional $765,000 in second lien notes from Charles W. Janke, our chairman and chief executive officer, and an additional $350,000 from Mr. Janke's father, both notes bearing 18% interest, with both the first and second lien notes secured by the real estate secured real estate financing loans we originated. We borrowed an additional $546,000 from the loan related to the condominium redevelopment project, which bears interest at a rate of 7% per annum.

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

On March 31, 2002, we renewed our revolving credit facility of $3,000,000 due to mature on March 28, 2003. This revolving credit facility is secured by notes receivable and real estate in purchased asset pools, commercial and investment real estate, notes receivable from real estate financing, and equipment. Principal is payable at maturity with interest payable monthly at the bank's prime rate plus 1.0% per annum (5.75% as of September 30, 2002 and December 31, 2001). Management is negotiating with other financial institutions to increase the amount of credit facilities available. The revolving credit facility provides for certain financial covenants. As of the filing date of this quarterly report, we are in compliance with these covenants and we do not anticipate any future compliance problems with these covenants based on expected operating performance.

INVESTMENTS IN REAL ESTATE JOINT VENTURES

The Company currently has investments in real estate joint ventures which are accounted for using the equity method of accounting. Our proportionate interest in their total assets and total debt is approximately $4.9 million and $2.1 million, respectively. In the event of default on the debt by the entities, all the debt of these unconsolidated entities is non-recourse to the Company.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During June 1998, the Company sold real estate property from its asset pool to related parties in exchange for four notes receivable totaling $525,000. These notes are secured by certain investments in common stock held by the related parties. Principal plus interest at 10% per annum was due June 2001 for each of the notes. During June 2001, the Company elected to extend the terms of the notes to mature on June 30, 2004 and to reduce the interest rates from 10% to 4.07% per annum. The outstanding notes receivable from related parties plus accrued interest was $522,581 and $535,701 at December 31, 2001 and September 30, 2002, respectively. During the year ended December 31, 2001, and again during the first quarter of 2002, the fair value of the underlying collateral of these notes was determined to be impaired. In accordance with FASB 114, the Company provided an allowance of $367,713 during 2001 and an additional allowance of $120,000 during the first quarter of 2002 to reduce the notes to their estimated net realizable value. The Company received principal on related party notes of $3,504 during 2001 and $0 during the first nine months of 2002. The table below shows the related parties, their relation to the Company, and the amounts of their respective note balances as of September 30, 2002.

NAME OF RELATED PARTY                         RELATIONSHIP TO COMPANY                 NOTE BALANCE
-----------------------------  -----------------------------------------------------  -------------
Charles W. Janke               Chairman and Chief Executive Officer                   $     141,242
-----------------------------  -----------------------------------------------------  -------------
J. H. Carpenter                President, Chief Operating Officer                           178,278
-----------------------------  -----------------------------------------------------  -------------
                               A trust created by Charles W. Janke, Chairman and
HY Janke Trust                 Chief Executive Officer, for the benefit of his child         34,589
-----------------------------  -----------------------------------------------------  -------------
CW Janke, Jr. Trust            A trust created by Charles W. Janke, Chairman and
                               Chief Executive Officer, for the benefit of his child         34,589
-----------------------------  -----------------------------------------------------  -------------
Janke Family Partnership, Ltd  A partnership controlled by Charles W. Janke,
                               Chairman and Chief Executive Officer                         147,003
-----------------------------  -----------------------------------------------------  -------------
Totals                                                                                $     535,701

On March 15, 2002, the Company advanced $110,000 to J. H. Carpenter, our President and Chief Operating Officer, on a short-term loan secured by real estate. The loan carries a fifteen-year amortization with 6.25% interest and monthly payments of $943 until the loan is repaid. As of September 30, 2002, all payments to-date have been made on time and the note balance as of that date was $107,749.

From time to time, the Company enters into note payable agreements with certain related parties, some of which are officers and directors of the Company, to provide working capital necessary to conduct its ongoing business affairs. Generally these notes have a term not to exceed twelve months and bear interest at a fixed rate of 18% per annum. During the nine months ended September 30, 2002, the Company has received proceeds from borrowings of $1,115,000 and repaid principal of $556,730 under the terms of these related party note agreements. The total outstanding as of September 30, 2002 was $1,363,270. For the nine months ended September 30, 2002, total interest accrued and paid was $147,364. The table below shows the related parties, their relation to the Company, the amounts of their respective note payable balances as of September 30, 2002, and the interest paid to each related party during the nine months ended September 30, 2002.

                                                                                  NOTE     INTEREST PAID IN FIRST
NAME OF RELATED PARTY                      RELATIONSHIP TO COMPANY              BALANCE      NINE MONTHS OF 2002
------------------------------  ---------------------------------------------  ----------  -----------------------

                                A partnership controlled by Charles W. Janke,
Janke Family Partnership, Ltd   Chairman and Chief Executive Officer           $1,145,000  $               102,684
------------------------------  ---------------------------------------------  ----------  -----------------------
Charles W. Janke                Chairman and Chief Executive Officer                    0  $                 3,156
------------------------------  ---------------------------------------------  ----------  -----------------------
                                A corporation controlled by J. H. Carpenter,
Insource Financial Corporation  President  and Chief Operating Officer             18,270                    6,856
------------------------------  ---------------------------------------------  ----------  -----------------------
                                Father of Charles W. Janke, Chairman and
Alfred Janke                    Chief Executive Officer                           200,000                   34,668
------------------------------  ---------------------------------------------  ----------  -----------------------
Totals                                                                         $1,363,270  $               147,364

During the third quarter of 2002 the Company completed a transaction to sell its Mesa Road property. This property had been brought to the Company by a real estate broker who maintained a participation in the proceeds of the property's sale. Such real estate broker is the brother of James W. Christian, one of the Company's directors. The Company reported the revenues from the sale of this property net of the participating interest of the real estate broker. The gross selling price of the property was $853,602 which resulted in net revenues to the Company of $689,928 after payment of the participating interest of $163,674 to the related real estate broker.


STOCK REPURCHASE PLAN

On January 11, 2000, the Board of Directors approved a stock repurchase plan under Rule 10b-18 of the Securities Exchange Act of 1934 for the purchase of up to $2.0 million worth of our outstanding common stock in open market transactions. Acquired shares will be held as treasury stock, and will be available for future acquisitions, financing or awards as granted under our 1998 Stock Compensation Plan. At September 30, 2002, our treasury share holdings were 144,857 shares at a cost of $378,499, or $2.61 per share. We intend to continue repurchasing shares subject to SEC restrictions.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding our business strategy, plans, objectives, expectations, intent, and beliefs of management for future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include (1) tightening of the credit markets, (2) volatility in the real estate markets and interest rates,
(3) emerging competition, (4) changes in regulations in the industries we serve, and (5) general economic declines, particularly within the regions in which we operate, (6) market valuation risk, (7) estimated value of asset pools, and (8)
terrorist activities.   Important factors that could cause actual results to
differ materially from our expectations are discussed under the captions "Item
1. Financial Statements," and "Item 2. Management's Discussion and Analysis or Plan of Operations." Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See "Index of Exhibits" below which lists the documents filed as exhibits herewith.
(b) Reports on Form 8-K - registrant was not required to file a Form 8-K during the quarter ended September 30, 2002.


                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rampart Capital Corporation



By: /s/ C. W. JANKE                                     November 13, 2002
    C. W. Janke
    Chairman of the Board
    Chief Executive Officer
    (Principal Executive Officer)


By: /s/ J. H. CARPENTER                                 November 13, 2002
    J. H. Carpenter
    President
    Chief Operating Officer


By: /s/ CHARLES F. PRESLEY                              November 13, 2002
    Charles F. Presley
    Vice-President
    Chief Financial Officer
    Treasurer
    (Principal Financial Officer)

                                 CERTIFICATIONS

                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Charles W. Janke, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Rampart Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                               November 13, 2002


By:  /s/  Charles W. Janke
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

                    Certification of Chief Operating Officer
                           Pursuant to 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)


I, James H. Carpenter, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Rampart Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                               November 13, 2002

By:/s/ J. H. Carpenter
President
Chief Operating Officer

                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Charles F. Presley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Rampart Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                               November 13, 2002

By:/s/ Charles F. Presley
Vice-President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

                          RAMPART CAPITAL CORPORATION
                            EXHIBITS TO FORM 10-QSB
                    for the quarter ended September 30, 2002

                                INDEX OF EXHIBITS


Exhibit
  No.    Description

         Restated Articles of Incorporation (Exhibit 3.1 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-
    3.1  71089) and incorporated herein by reference).
         Bylaws (Exhibit 3.2 to Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated
    3.2  herein by reference).
         Form of Warrant Agreement Between Rampart and American Stock Transfer and Trust Company (Exhibit 4.1 to
    4.1  Rampart's Registration Statement on Form SB-2 (Reg. No. 333-71089) and incorporated herein by reference).
         First Amendment of Warrant Agreement (Exhibit 4.1 to Rampart's Form 8-K filed April 12, 2001 (File No. 1-
    4.2  15277) and incorporated herein by reference).
         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
  *99.1  2002.

---------------
*    Filed  herewith.

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Rampart Capital Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, each of I Charles W. Janke, Chairman of the Board and Chief Executive Officer of the Company, I James H. Carpenter, Chief Operating Officer of the Company, and I Charles F. Presley, Chief Financial Officer of the Company, certify separately and independently, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


By:  /s/  C. W. Janke                                          November 13, 2002
     ----------------------------------
     C. W. Janke
     Chairman of the Board
     Chief Executive Officer
     (Principal Executive Officer)


By:  /s/  J. H. Carpenter                                      November 13, 2002
     ----------------------------------
     J. H. Carpenter
     President
     Chief Operating Officer


By:  /s/  Charles F. Presley                                   November 13, 2002
     ----------------------------------
     Charles F. Presley
     Vice-President
     Chief Financial Officer
     Treasurer
     (Principal Financial Officer)