Form 10KSB
period 2002-12-31
RAMPART CAPITAL CORP
filed 2003-03-28
CIK 1074681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM - 10KSB
 (Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2002.

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     The issuer's revenues for its most recent fiscal year were $5,571,619.

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer on March 17, 2003, was approximately $888,212 (based upon the last sales price of $1.48 per share as reported on the American Stock Exchange on such date). For purposes of this calculation, all executive officers, directors and 5% beneficial owners of the issuer were deemed affiliates. Such determination should not be deemed an admission by such officers, directors and beneficial owners that they are, in fact, affiliates of the issuer.

     The number of shares of the issuer's common stock, $0.01 par value, outstanding as of March 17, 2003, was 2,905,143.

     Transitional Small Business Disclosure Format (check one): Yes [ ]No [x]

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE
     The issuer's Definitive Proxy Statement pertaining to its 2003 Annual Meeting of Shareholders is incorporated herein by reference into Part III of this report.

                            RAMPART CAPITAL CORPORATION
                         For Year Ended December 31, 2002

                                 TABLE OF CONTENTS
                                    FORM 10-KSB

                                      PART I

ITEM                                                                       PAGE

1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

2.     Description of Property. . . . . . . . . . . . . . . . . . . . .    6

3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .    9

4.    Submission of Matters to a Vote of Security Holders . . . . . . .    9

                                     PART II

5.     Market for Common Equity and Related Stockholder Matters . . . .   10

6.     Management's Discussion and Analysis or Plan of Operations . . .   10

7.     Financial Statements . . . . . . . . . . . . . . . . . . . . . .   15

8.     Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .   15

                                     PART III

9.     Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act. . . . . . . .   16

10.    Executive Compensation . . . . . . . . . . . . . . . . . . . . .   16

11.    Security Ownership of Certain Beneficial Owners and Management .   16

12.    Certain Relationships and Related Transactions . . . . . . . . .   16

13.    Exhibits, List and Reports on Form 8-K . . . . . . . . . . . . .   16

14.    Controls and Procedures. . . . . . . . . . . . . . . . . . . . .   16

       Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

                                     PART I
ITEM 1.     BUSINESS

Organization, Operations &    We are a specialty financial services company that
Strategy                      was incorporated in Texas in 1994 and commenced
                              operations that same year. Our office is located at 16401 Country Club Drive, Crosby, Texas 77532.
                              Our primary business activities are:

                              - acquiring and rehabilitating undervalued financial and real estate assets;
                              -    selling or operating assets acquired; and
                              -    short-term funding of real estate projects.

Industry & Competition;       Our industry, commonly referred to as the
History of Operations         distressed asset business, started approximately
                              ten years ago when the Federal Deposit Insurance
                              Corporation ("the FDIC") and the Resolution Trust
                              Corporation (the "RTC") began liquidating large portfolios of notes and real estate acquired from failed banks and savings institutions. Initially, there were few participants in the business. The two principal officers of Rampart were active participants at the start-up of the industry and were involved in acquisitions of assets with face values in excess of $400 million while associated with another company. As the industry matured, more knowledgeable and sophisticated investors entered the business. Numerous investment companies and partnerships were established to buy distressed assets. Additionally, banks and other financial institutions have been active purchasers of discounted assets in recent years. Since 1994, according to the FDIC's database, over 300 separate entities have purchased debt and/or real estate portfolios from the FDIC.

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

                              On February 1, 1999, we acquired for approximately $2.96 million all the real estate, receivables, and other assets of the bankruptcy liquidation estate of Newport Partners, free and clear of all liens, claims and encumbrances. The assets included developed and undeveloped real estate, an 18-hole public golf course, nine partially developed expansion holes, a clubhouse, conference center, furniture, fixtures, inventory, equipment, approximately $3.2 million in delinquent property assessments, and property assessment rights. Simultaneously, we sold the property assessment rights and approximately 88 acres of recreational reserves to the New Property Owners' Association of Newport for an $850,000 ten-year note and other consideration. The note required payment of interest only for the first year and monthly installments of principal and interest at 10% per annum for the following nine years. The note paid in full during the fourth quarter 2002.


Purchased Asset Pools         One of our business segments is the acquisition of
                              non-performing financial asset pools, primarily commercial loans and other commercial obligations.
                              We purchase these pools at substantial discounts from their legal balances by competitive bids and negotiated purchases. Sources of discounted financial asset pools are:

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

Commercial Real Estate        A portion of our business is managing real estate
                              and other assets acquired through foreclosure on non-performing debt and real estate purchased below our internal assessment of market values. We sell the majority of the real estate and other assets in an orderly manner in the marketplace.
                              However, we believe some of our real estate properties have significant potential for operating income or increased market value. We hold and manage these properties for income generation and future liquidation at optimum price levels. We believe that the ultimate sale of these properties will generate significant future earnings. Only two of our commercial assets had a cost basis greater than ten percent of our total assets at December 31, 2002. The Newport Golf Club and Conference Center with total costs of $3.34 million and a townhome redevelopment project with total costs of $2.93 million represented 17.0% and 14.9% of our year-end total assets, respectively.

Investment Real Estate        The Company's investment real estate portfolio is
                              comprised of unimproved real estate acquired by purchase or forclosure on a non-performing financial asset. None of our investment real estate assets have a cost basis in excess of 10% of our total year-end assets.

Project Financing             A growing portion of our business is providing
                              first lien bridge (mezzanine) financing secured by difficult to finance real estate. We originate loans with a loan to value collateral coverage ratio of 50% to 70% and principal balances between $1 and $5 million. The loans are for one to two years and have 10 to 20 year amortization schedules for payments. Yields range from 12%, with a 10-point origination fee, to 33% with minimal points. In addition to being collateralized by the underlying real estate, most loans are also personally guaranteed. None of the loans originated in 2002 exceeded 10% of our total year-end assets.

Environmental Issues          Although we do not intend to acquire real estate
                              with environmental problems, we may find that some real estate acquired through foreclosure, direct purchase, or real estate collateralized by loans, may have environmental problems. Prior to foreclosing on or purchasing any specific property and obtaining title thereto, we evaluate that property in an effort to determine whether any significant environmental problems exist. Some of our acquired real estate has had remedial environmental problems, consisting primarily of underground storage tanks and asbestos. When we identify environmental issues, we notify the appropriate state agency and engage a certified environmental consultant/contractor to evaluate and remedy the problem. Once the problems are remedied and the proper certifications are obtained from the agencies, we sell or manage the properties. To date, we have not suffered a loss on a property that had environmental issues. In the past, remedial costs have not been significant, and we attempt to recover all environmental costs in our selling price.


Employees                     In our corporate offices, located at our Newport
                              Golf Course and Conference Center, we have a permanent staff of twelve full-time employees comprised of three executive officers, an administrative officer, three professional staff, and five clerical employees. In October 2000, we took over management of our golf course and conference center, where we utilize an additional
                              59 employees comprised of three managers, 20 full-time and 36 part-time employees. Experienced independent management companies are utilized to manage our other commercial properties. We have also established a network of contract due diligence professionals and field support personnel to perform fieldwork and supplement our permanent staff when needed. We believe our relationships with our employees are generally good.

Forward-Looking Statements    This annual report on Form 10-KSB contains
                              "forward-looking statements" within the meaning of
                              Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities
                              Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding our business strategy, plans, objectives, expectations, intent, and beliefs of management for future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties. These risks and uncertainties include:

                              -    tightening of credit markets;

                              - volatility in the real estate markets and interest rates;

                              -    emerging competition;

                              - changes in regulations in the industries we serve;

                              -    changes in general economic conditions,
                                   particularly within the regions in which we operate;

                              -    market valuation risk;

                              -    estimated value of asset pools; and

                              -    terrorist activities.

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

ITEM 2.     DESCRIPTION OF PROPERTY

OFFICE FACILITIES             During January 2002, we relocated our corporate
                              offices from the Bank of America building
                              (previously the NationsBank building), 700
                              Louisiana, Suite 2510, Houston, Texas, 77002 to our conference building at 16401 Country Club
                              Drive, Crosby, Texas 77532. We have about 2,000 square feet of office space. Our facilities are in operating order and adequate for our current and foreseeable future purposes. We estimate the fair market value of the rental space and facilities to be approximately $1,250 per month. Since we own the facilities, we have not recognized the value of these facilities as either income or expense.


Purchased Asset Pools         We currently own paying loans with principal
                              balances totaling $1,020,848 as of December 31, 2002. These loans have a cost basis of approximately $156,000 or 15.3 % of the outstanding principal balances at December 31, 2002. The majority of these notes are secured by real estate and mature within three to five years.

                              Additionally, we have non-performing debt, secured and unsecured, with a cost basis of approximately $544,000 or 24% of the outstanding principal balances as of December 31, 2002. These assets are in various stages of resolution, including litigation and bankruptcy. We cannot be certain that any recoveries will be realized on these assets, but we estimate a minimum recovery of approximately $2.22 million over the next three years based on our current progress in various litigation cases.

                              We anticipate realizing approximately $1.9 million in collections on foreclosed real estate, based on current appraised values. These foreclosed real estate properties have a cost basis of approximately $718,000 or 37% of the outstanding principal balances as of December 31, 2002. However, due to volatility in real estate markets, we cannot be certain that this amount will be realized in the ultimate sale of this real estate.

Real Estate                   Some of our more significant real estate
                              properties are summarized below (unless otherwise indicated, dates are as of December 31, 2002):

               []   CLASSIFIED AS COMMERCIAL REAL ESTATE:

                    >    NEWPORT GOLF CLUB AND CONFERENCE CENTER, HOUSTON,
                         TEXAS-
                         - independent appraised value of $3.44 million as of January 18, 2002;
                         -    18 hole championship golf course;
                         -    9 expansion holes partially completed;
                         - club house and convention center (32,000 square feet combined area);
                         -    204.5 acres of undeveloped land;
                         -    owned in fee simple with no encumbrances;
                         - cost basis of property is $3.58 million - land of approximately $987,000 and improvements of approximately $2.59 million, accumulated depreciation of $239,000;
                         - improvements are predominantly depreciated over 39 years using the Modified Cost Recovery System for tax purposes;
                         - annual property taxes of $101,911 based on a rate of $3.28 per hundred dollars of tax assessed value.

                    >    RETAIL CENTER, DALLAS, TEXAS -
                         - independent appraised value of $2.4 million as of October 15, 2001;
                         - 40,000 square foot retail center, 81% occupied at February 1, 2003;
                         -    owned in fee simple with no encumbrances;
                         -    $365,000 annual net cash flow;

                         - cost basis of approximately $350,000 - land of $43,000 and improvements of $347,000, accumulated depreciation of approximately $40,000;
                         - improvements are predominantly depreciated over 39 years using the Modified Cost Recovery System for tax purposes;
                         - annual property taxes of $17,034 based on a rate of $2.80 per hundred dollars of tax assessed value;
                         - three tenants, consisting of a pawn shop, a national retailer, and a law office, each occupy more than 10% of the available space;
                         - net effective rental rate for 2002 of $10.62 per square foot.

                         Schedule of lease expirations at December 31, 2002:

                               YEAR          2004       2005       2006       2007
                               ----       ---------  ---------  ---------  --------

                         No. Tenants             3          2          3         1
                         Square Footage      9,805     11,463      9,257       816
                         Rents            $109,836   $122,568   $148,692   $10,200
                         Rental %            27.23%     30.39%     36.87%     2.53%

                    >    RETAIL CENTER, SAN ANTONIO, TEXAS -
                         - independent appraised value of $970,000 as of September 6, 2001;
                         - 15,000 square foot retail center prime location, 100% occupied;
                         -    owned in fee simple with no encumbrances;
                         -    $119,000 annual net cash flow;
                         - held for market appreciation, earnings and future sale;
                         -    cost basis of $ 360,000;
                         - annual property taxes of $19,601 based on a rate of $2.96 per hundred dollars of tax assessed value;
                         - three tenants, consisting of two physicians and one music retailer, each occupy more than 10% of the available space;
                         - net effective rental rate for 2002 of $11.00 per square foot.

                         Schedule of lease expirations at December 31, 2002:

                                            2004      2005
                                          --------  ---------
                         No. Tenants            1          2
                         Square Footage     3,600     11,400
                         Rents            $61,247   $116,853
                         Rental %           34.39%     65.61%

                    >    TOWNHOME REDEVELOPMENT PROJECT, HOUSTON, TEXAS
                         - 51% interest in 93 townhomes originally acquired, 68 remained unsold at December 31, 2002;
                         - owned fee simple, with first mortgage lien of approximately $1.3 million, bearing interest at the greater of 7% or prime plus 2%, interest paid monthly, principal paid from sales, matures March 15, 2003. The financial institution has agreed to extend the loan;
                         - acquisition cost of $2.3 million and re-developent cost of $2.6 million for a total cost of $4.8 million, reduced by $2.6 million in flood insurance proceeds and increased by $1.9 million in flood restoration costs, for a net cost of $4.2 million;
                         - property is classified as inventory for sale and is not depreciated;
                         - annual property taxes average $603.37 per unit based on a rate of $2.96 per hundred dollars of tax assessed value.

               []   CLASSIFIED AS INVESTMENT REAL ESTATE:

                    >    ACREAGE, BRAZORIA COUNTY, TEXAS
                         - independent appraised value of $561,000 as of September 6, 2001;
                         -    249.5 acres;
                         -    owned fee simple with no encumbrances;
                         -    cost basis of $186,841;
                         - annual property taxes of $3,958 based on a rate of $2.12 per hundred dollars of tax assessed value.

                    >    ACREAGE, LEAGUE CITY, TEXAS
                         - independent appraised value of $1,260,000 as of August 25, 2001;
                         -    8.921 acres;
                         -    owned fee simple, with no encumbrances;
                         -    cost basis of $592,889;
                         - annual property taxes of $21,598 based on a rate of $4.25 per hundred dollars of tax assessed value.

                    >    NEWPORT SUBDIVISION
                         - independent appraised value of a 50% undivided interest in real estate of $1.6 million as of January 3, 2002, net of $160,000 of developer's profits, for a venture value of $1.76 million;
                         -    50% undivided interest;
                         -    552 developed lots;
                         -    312 platted but undeveloped lots;
                         - 229 lots in judicial foreclosure proceedings initiated by us;
                         - 201 lots with non-paying assessment claims owned by the us;
                         -    302.1 acres for development;
                         -    cost basis of $1,604,983;
                         - annual property taxes of $107,893 based on a rate of $ 3.28 per hundred dollars of tax assessed value.

               []   CLASSIFIED AS PURCHASED ASSET POOLS:

                    >    OFFICE BUILDING, CONROE, TEXAS
                         - independent appraised value of $510,000 as of August 9, 2001;
                         - 12,075 square feet net rentable area on a 1.22 acre site;
                         -    owned fee simple with no encumbrances;
                         -    currently offered for sale;
                         - annual property taxes of $10,737 based on a rate of $2.85 per hundred dollars of tax assessed value;
                         - property is part of an asset pool and subject to cost recovery and not depreciation;
                         -    one tenant on a month-to-month contract;
                         -    100% leased;
                         - net effective rental of $4.97 per square foot; triple net lease.

                         Schedule of lease expirations at December 31, 2002:


                                                   2003
                                                   ----
                              No. Tenants             1
                              Square Footage     12,075
                              Rents             $60,000
                              Rental %             100%

                    >    12 ACRES ON SOUTH PADRE ISLAND, TEXAS -
                         -    undeveloped commercial waterfront property;
                         -    owned in fee simple with no encumbrances;
                         -    allocated cost basis on this property is zero;
                         -    currently offered for sale;
                         - annual property taxes of $3,909 based on a rate of $2.14 per hundred dollars of tax assessed value.

                         We classify improved real estate held for appreciation and the production of income as commercial real estate. Revenues from commercial real estate are comprised of rental income and golf and event related income. When a commercial property is sold, the sale amount is recorded as commercial real estate income.

                         Investment real estate is comprised primarily of (1) unimproved real estate purchased and held for sale or appreciation and (2) unimproved real estate reclassified from purchased asset pools and held for appreciation and rental income. Revenues associated with investment real estate are recorded as investment real estate income.

                         Purchased asset pool real estate is improved or unimproved real estate acquired by foreclosure and available for immediate sale. The sale of foreclosed real estate classified as purchased asset pools is reflected in the net gains on collections on asset pools.

                         We insure our real estate properties for property damage based on replacement value and for liability coverage up to $6 million. Management believes these coverage limits adequately insure our properties.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock and redeemable common stock purchase warrants trade on the American Stock Exchange under the symbols "RAC" and "RAC/ws," respectively. All redeemable common stock purchase warrants previously issued expired on June 30, 2002, and no additional warrants have been issued since then. The following table lists high and low sales prices for the periods indicated.

                    Common Stock     Warrants
Period             High    Low     High    Low
1st Quarter 2001  $1.700  $1.125  $0.050  $0.010
2nd Quarter 2001  $1.550  $1.210  $0.050  $0.010
3rd Quarter 2001  $2.350  $1.150  $0.040  $0.010
4th Quarter 2001  $2.400  $1.300  $0.020  $0.010

                    Common Stock     Warrants
Period             High    Low     High    Low

1st Quarter 2002  $3.500  $2.050  0.140  $0.010
2nd Quarter 2002  $3.600  $2.560  0.050  $0.010
3rd Quarter 2002  $3.000  $1.810  N/A     N/A
4th Quarter 2002  $2.030  $1.320  N/A     N/A

As of March 11, 2003 there were approximately 25 holders of record of our common stock.

The Company has never paid any cash dividends and anticipates that for the foreseeable future all earnings, if any, will be retained to finance growth and to meet working capital requirements.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

Revenues decreased $2,426,522 from $7,998,141 during 2001 to $5,571,619 during 2002. The decrease in revenues consisted of reduced net gain on collections on asset pools of $2,270,204 and reduced investment real estate revenues of $535,875, offset by increased commercial ventures revenues of $54,147, increased real estate financing revenues, of $316,754 and an increase in unallocated revenues of $8,656. The decrease in revenues from net gain on collections on asset pools was due primarily to a large collection on a single property, which resulted in net collection revenues of $1,574,477 during 2001 for which there was no corresponding large collection in 2002. In addition, there were several other major collections during 2001 that were not duplicated in 2002 and which accounted for most of the remaining decrease in net revenues from collections on asset pools 2002. The decrease in investment real estate revenues was due to a decrease in real estate sales from the Newport project of approximately $1,603,000, which was offset by increases in revenues from our investment properties of approximately $1,067,000. During 2001, we entered into a joint venture agreement with a Canadian development and investment company and sold to them a 50% interest in 778 residential lots and 302 acres of undeveloped land. This transaction produced revenues of approximately $1,906,000 in 2001. In addition to this sale of our 50% interest, we had other sales of residential lots that produced approximately $102,000 in sales during 2001. During 2002, we had sales of $140,000 to our 50% joint venture partner. Our 50% portion of the gain on sales made by the joint venture increased from approximately $47,000 in 2001 to approximately $312,000 in 2002. The increase in commercial ventures revenue was due to an increase of approximately $136,000 in residential unit sales from the townhome redevelopment project, and an increase of approximately $6,000 from rental income, offset by decreased sales of approximately $88,000 at the Newport Golf Club and Conference Center. The increase in revenues from the townhome redevelopment project was due to our ability to re-enter the real estate market after the townhome units had been restored from flood damage sustained in a tropical storm in June 2001. During 2002, we sold nine of the townhome units, which resulted in revenues of $663,600. Decreased revenues at the Newport Golf Club and Conference Center was the result of construction work done to improve the golf course during the second and third quarters of 2002, combined with a generally depressed golf market in the Houston area during 2002. Real estate financing net revenues increased by approximately $317,000 primarily because of loan loss impairments of approximately $368,000 taken in 2001 as compared to impairments of $120,000 taken in 2002. Such impairment is required when the value of the asset securing the loan declines to less than the amount due on the loan. Some of our loans are secured by publicly traded stock, which declined below the carrying value of the loans and, subsequently, an impairment was recognized. Other real estate financing net revenues increased by approximately $34,000 and bridge financing net revenues increased by approximately $35,000 in 2002 as compared to 2001, and was primarily due to a decline in interest rates. On December 31, 2002, we had $6,035,487 in real estate loans compared to $6,102,230 on December 31, 2001.

Cost of real estate sales increased by $53,285 from $1,214,880 in 2001 to $1,268,165 in 2002. Cost of real estate sales from the townhome redevelopment project increased by $64,113 from $367,956 in 2001 to $432,069 in 2002, which was due to higher sales volume. This increase was offset by a slight decrease in cost of sales from the investment real estate segment where the cost of sales decreased by $10,828 from $846,924 in 2001 as compared to $836,096 during 2002. Cost of sales in the investment real estate segment resulted from the sale of land and residential lots at the Newport project to our joint venture partner and decreased by $753,027 from $846,924 in 2001 as compared to only $93,897 in 2002. During 2002 additional cost of sales of $742,199 arose from the sale of the investment properties for which there was no corresponding cost of sales in 2001.

Operating costs increased by $132,775 from $1,910,472 in 2001 to $2,043,247 in 2002. These operating costs increased by $78,747 from $1,907,222 in 2001 to $1,985,969 in 2002 in the commercial real estate segment and increased by $54,028 from $3,250 in 2001 to $57,278 in 2002 in the investment real estate segment. Newport Golf Club and Conference Center reported higher operating costs by approximately $45,000 and the townhome redevelopment project reported an increase of a approximately $34,000 in 2002 as compared to 2001. The increased operating costs in the investment real estate segment were due to the selling costs associated with the sale of the investment property.

General and administrative ("G&A") expenses increased $239,226 from $2,334,463 in 2001 to $2,573,689 in 2002. G&A expenses that increased significantly included:

     - the expensing of approximately $125,000 in capitalized legal costs in 2002 with no corresponding expense in 2001;
     - legal expenses, which increased by approximately $43,000 due to increased litigation activity associated with the collection of purchased asset pool assets;
     - insurance expenses, which increased by approximately $17,000 due to higher casualty and directors' and officers' liability premium rates;
     - a reduction in reimbursements and homeowner's fee abatements of approximately $59,000 at the townhome redevelopment project because such reduction was a one-time event during 2001;
     - appraisal fees, which increased by approximately $36,000 due to the Company's need to obtain appraisal reports on all of its real estate holdings by early 2002; and
     - office and computer expenses of approximately $29,000 mostly due to the relocation of our office and the installation of improved computer network systems.

G&A expenses that decreased significantly included:

     - salary expenses, which decreased by approximately $26,000 due to a reduction of work force in 2002 as compared to 2001; and
     - advertising expenses, which decreased by approximately $42,000 mostly due to lower advertising costs at the townhome redevelopment project during 2002 as compared to 2001.

Interest expense increased $9,135 from $357,806 in 2001 to $366,941 in 2002.
The commercial real estate ventures segment reported a total interest decrease of approximately $59,000, all of which related to the townhome redevelopment project. Lower interest was incurred at the townhome redevelopment project due to lower interest rates and because flood insurance proceeds were used to reduce the bank loan on this project by approximately $550,000. The investment real estate and joint ventures segment incurred approximately $107,000 higher interest expenses during 2002 as compared to 2001. This increase was primarily due to our investment in a joint venture which included the purchase of 470 acres of land on the west shore of Lake Houston. Interest incurred on this project during 2002 was approximately $113,000 as compared to no interest being incurred on this project in 2001 since the purchase was consummated on December 31, 2001. We also had a decrease of approximately $39,000 in interest expense that is not allocated in any specific operating segment.

Minority interest expense reduced total operating expense by $8,272 during 2002 and by $107,020 in 2001. Minority interest expense represents the minority partners' share of the townhome redevelopment project's revenues and expenses.

We held a 51% ownership interest in the Partnership until March 31, 2002, when we assumed a 100% ownership interest. As a result of assuming full ownership in the project, no minority interest expense from the project was recorded after March 31, 2002.

Our income before income taxes and extraordinary item decreased $2,959,691 from income of $2,287,540 during 2001 to a loss of $672,151 in 2002. The decreased income consisted of a decrease of $2,127,651 from net gain on collections on asset pools, a decrease of $230,851 from commercial real estate ventures, a decrease of $742,162 from investment real estate, and a decrease of $56,141 in income before income taxes from revenues and expenses not allocated to any specific segment, offset by an increase of $197,114 from real estate financing activities. The decrease in income from net gains on collections of purchased asset pools was due to a decline of approximately $2,270,000 in net collection revenues, which was partially offset by lower allocated overhead costs and other G&A expenses of approximately $142,000. During 2002 we maintained a high level of litigation and other collection related activities, which did not result in net collection revenues in 2002, but have provided the needed groundwork for collections in future years. The decrease in income before income taxes in the commercial real estate ventures segment resulted from lower income of approximately $283,000 from the operations of the townhome redevelopment project, offset by higher income of approximately $28,000 from Newport Golf Course and Conference Center and higher income of approximately $24,000 from the retail centers during 2002 as compared to 2001. The decrease in income before income taxes from investment real estate was primarily due to decreased sales of approximately $1,603,000 from the Newport real estate project, resulting in lower income before income taxes of approximately $777,000 in 2002 as compared to 2001. There was an additional decrease in income before income taxes of approximately $138,000 during 2002 as compared to 2001 from a joint venture investment, and an additional decrease in income before income taxes of approximately $33,000 from allocated expenses not identified with any specific investment real estate project. These declines were offset by higher income before income taxes of approximately $206,000 during 2002 as compared to 2001 from investment properties. Real estate financing reported higher income before income taxes primarily due to higher net revenues of approximately $317,000 which was mostly due to smaller loan impairments of approximately $248,000 and greater margins between our lending revenues and borrowing costs of approximately $69,000 during 2002 as compared to 2001. This increase in net revenues was offset by higher G&A and allocated overhead expenses of approximately $120,000 during 2002 as compared to 2001.

Our income tax benefit was $104,000 in 2002 compared to $175,000 for the same period in 2001. We have available for future use a significant net operating loss carryforward, which was generated primarily from the acquisition of certain
corporate subsidiaries and assets of MCorp Trusts.   Due to the availability of
net operating loss carry forwards and other net deferred tax assets, we offset our taxable income during 2001 and 2002 and reduced the allowance for these deferred tax assets accordingly.

We recorded an extraordinary gain of $430,000 during 2002 for which there was no corresponding gain in 2001. The gain arose from the forgiveness of debt owed by the townhome redevelopment project to one of its minority interest partners.
The debt was forgiven in exchange for a sales option granting exclusive sales rights to the former minority partners of the townhome project and limiting our gain on the sale of the project for a period of 90 days, or until June 30, 2002. As part of the same option agreement, and as consideration for our not immediately foreclosing our senior debt, we were granted the remaining 49% interest in the townhome redevelopment project. The extraordinary gain was recorded net of an adjustment of approximately $230,000 representing the holding cost of the townhome units, which are reported at the lower of cost or market value. The sales option agreement with the former minority partners was extended for a period of 45 days, or until August 15, 2002, in order to allow more time for the existing sales contracts to close. This option agreement has since expired.


LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $558,559 at December 31, 2002 compared to $1,071,223 at December 31, 2001.

During 2002, we continued to invest a substantial portion of our cash reserves in various projects. Most notable were an investment of $681,000 in restoration costs at the townhome redevelopment project and an additional $402,000 in golf course improvements at the Newport Golf Club and Conference Center. We also invested $3,287,000 in several short-term real estate financing loans and an additional $1,821,000 in investment real estate projects. Collections from real estate financing activities during 2002 were $3,303,000. Borrowings to fund our real estate financing activities in 2002 consisted of a first lien note from a national lending institution resulting in $1,300,000 of additional funds, bearing interest at the rate of prime plus 2%, a renewed first lien note from a national lending institution resulting in $400,000 of additional funds, bearing interest at the rate of prime plus 2%, and $1,235,000 in additional draws on our revolving line of credit bearing interest at the rate of prime plus 1%. We also borrowed an additional $1,215,000 in second lien notes from Charles W. Janke, our chairman and chief executive officer, an additional $52,000 from James H. Carpenter, our president and chief operating officer, and an additional $350,000 from Mr. Janke's father, all such notes bearing 18% interest, with the second lien notes secured by the real estate secured loans we originated. We borrowed an additional $558,000 from the loan related to the townhome redevelopment project, which bears interest at a rate of 7% per annum. During 2002, our total net reduction in cash flow from investing activities was $2,047,000 and our total net increase in cash flow from financing activities was $828,000.

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

Revolving Credit Facility - Effective March 31, 2002, we received a commitment to renew our existing $3,000,000 revolving promissory note scheduled to mature on March 28, 2003. This revolving credit facility is secured by notes receivable and real estate comprising the purchased asset pools, the commercial and investment real estate, certain notes receivable from project financing, and equipment. Principal is payable at maturity with interest payable monthly at the bank's prime rate plus 1.0% per annum (5.25% and 5.75% as of December 31, 2002 and 2001, respectively). Management is negotiating with this bank and other financial institutions in our attempt to increase the amount of availability under our credit facilities.

The Revolving Credit Facility provides for certain financial covenants. Tangible net worth is equity reduced by the book value of intangible assets. The "tangible net worth covenant" requires that our tangible net worth be at least $9.0 million. The "total liability to tangible net worth ratio covenant" requires that we maintain a ratio of liabilities to tangible net worth not exceeding 1.25 to 1.00. At December 31, 2002, we were in compliance with the above covenants.

Interest paid during 2002 and 2001 on all of our debt instruments, approximated $601,000 and $975,000, respectively, including $196,000 and $149,000 paid to related parties during 2002 and 2001, respectively.

Unconsolidated Entities - At December 31, 2002, we own equity interests in three entities, which are accounted for using the equity method, since we exercise significant influence but not financial or operating control over the entities. Therefore, our investment in these assets is reported on our consolidated balance sheet as a single line item without specifying the amount of assets or debt of these entities. Our percent ownership of these unconsolidated entities and our proportionate interest in their total assets and debt is disclosed in the table below.

UNCONSOLIDATED ENTITY              % OWNERSHIP     ASSETS       DEBT
=======================================================================

Newport Development Joint Venture          50 %  $3,018,648  $  708,276
West Lake Houston 470, Ltd                 50 %   2,063,841   1,598,000
                                                 ----------  ----------

Totals                                           $5,082,489  $2,306,276
                                                 ----------  ----------

In the event of default on the debt by any of these entities, the Company has no exposure since all the debt of these unconsolidated entities is non-recourse to the Company.

Contractual Obligations -- The table below presents contractual minimum cash obligations under all of our existing debt, including capital leases and operating lease agreements as of December 31, 2002. Lease payments include payments due under our existing non-cancelable operating leases which relate primarily to leased golf course equipment and telephone and security systems at Newport. This table should be read in conjunction with Notes 8 and 10 to the consolidated financial statements.

                                Payments Due by Period
                  --------------------------------------------------------
                                 Less
Contractual                     Than 1     1 to 3    3 to 5   More Than 5
Obligations         Total        Year      Years     Years       Years
----------------  ----------  ----------  --------  --------  ------------
Long-term debt    $7,406,445  $7,353,222  $ 53,223  $      -  $          -
Operating leases     334,474      78,150   144,861   111,463             -
Total             $7,740,919  $7,431,372  $198,084  $111,463  $          -

The Company has direct investments in two real estate partnerships that are accounted for using the equity method of accounting. In order to qualify for the equity method of accounting the Company may exercise significant influence but cannot exercise financial or operating control of the partnerships. Accordingly, the assets, liabilities and results of operations of the partnerships are not required to be consolidated and their contractual obligations are not included in the amounts within the table above. Included on the financial statements of these unconsolidated partnerships are debt instruments totaling $4,612,551 as of December 31, 2002; $605,529 is payable in monthly installments and matures in October 2022; $811,022 is payable in monthly installments and matures in September 2032; and $3,196,000 is an owner-financed note payable with interest payable annually and with a principal maturity date of December 31, 2006. These debt instruments are non-recourse to the Company and are secured by the underlying real estate of the partnerships.
Additionally, the notes payable of $605,529 and $811,022 are guaranteed by the developer of the Newport Development Joint Venture. The Company's total investment in these partnerships as of December 31, 2002 is $2,194,169, which is at risk should the holders of the debt instruments foreclose on the
partnerships.   At the Company's option, should these partnerships not have the liquidity to service their debt, the Company may elect to service the debt obligations of the partnerships from its existing operating cash flows in order to preserve its investment and to exploit the activities of the partnerships.

New Accounting Pronouncements - In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The adoption of FIN 45 by the Company during the quarter ended March 31, 2003 will not have a material impact on its current financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation, Transition and Disclosure, an Amendment of FAS No. 123." SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123. SFAS No.148 also requires that entities that continue to account for stock-based compensation awards using the intrinsic value method of APB No. 25 will be required to provide more prominent disclosures than currently required by SFAS No. 123, including disclosures in interim financial statements. The transition and annual disclosure provisions of SFAS No.148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company will continue to account for employee stock-based compensation under APB No. 25 and related interpretations. The Company will adopt the annual disclosure requirements in its financial statements for the year ending December 31, 2003, and the interim disclosure requirements beginning in its financial statements for the quarter ending March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." FIN 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Based on the accounting guidance and other information available, the Company does not believe its 50% owned interest in the Newport Development Joint Venture meets the definition of a VIE. Therefore, the Company currently believes the adoption of FIN 46 as it relates to Newport Development Joint Venture will not have a significant impact on its consolidated financial statements. However, the Company believes that the interpretative accounting guidance necessary for FIN 46 will continue to evolve. Additional interpretive guidance could affect the accounting for the Newport Development Joint Venture.

At December 31, 2002, the Company does believe its 50% owned interest in the Partnership (Lake Houston 470) meets the definition of a VIE. As referred to in
Note 16, effective during January 2003, the Company now owns 100% of the Partnership and will consolidate its assets, liabilities and results of operations during the interim quarter ending March 31, 2003. Had this partnership remained a 50% owned equity investee the Company would have been required to consolidate the assets and liabilities and results of operations of the Partnership during the interim period ending September 30, 2003 as required by FIN 46.

Recent Events - The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing later in this Form 10-KSB.

In January, 2003 the Company assumed the general partner's 50% interest in West Lake Houston 470, Ltd, giving the Company a 100% interest in this entity, its assets and debts. In March, 2003 the Company collected $800,000 from a large purchased asset pool asset and, as a result, expects to record a net gain on purchased asset pool collections of approximately $560,000 for this single asset collection. During March, 2003 a borrower defaulted under the terms of two real estate bridge financing notes totaling $3,751,969 and immediately filed for bankruptcy protection to prevent foreclosure on the underlying collateral by the Company. The Company has a first lien and security position in two parcels of real estate that secure the notes receivable. The borrower is currently evaluating other sources of capital to repay the amounts borrowed. Management of the Company believes that if foreclosure should occur the value of the real estate collateral will exceed the amount of the notes receivable balances and no impairment will result.

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

ITEM 14.     CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

                                                     Date:  March 25, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:_/s/ C. W. JANKE                                               March 25, 2003
       C. W. Janke
       Chairman of the Board
       Chief Executive Officer
       (Principal Executive Officer)

By:_/s/ J. H. CARPENTER                                           March 25, 2003
       J.H. Carpenter
       President
       Chief Operating Officer
       Director

By:_/s/ CHARLES F. PRESLEY                                        March 25, 2003
       Charles F. Presley
       Vice-President
       Chief Financial Officer
       Treasurer
       (Principal Financial and Accounting Officer)

By:_/s/ JAMES W. CHRISTIAN                                        March 25, 2003
       James W. Christian
       Director

By:_/s/ JAMES J. JANKE                                            March 25, 2003
       James J. Janke
       Director

By:_/s/ WILLIAM F. MOSLEY                                         March 25, 2003
       William F. Mosley
       Director

By:_/s/ MICHAEL V. RONCA                                          March 25, 2003
       Michael V. Ronca
       Director

                                 CERTIFICATIONS

I, Charles W. Janke, certify that:

1. I have reviewed this annual report on Form 10-KSB of Rampart Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

By:_/s/ C. W. JANKE
C. W. Janke
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

I, James H. Carpenter, certify that:

1. I have reviewed this annual report on Form 10-KSB of Rampart Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 25, 2003

By:_/s/ J. H. CARPENTER
J. H. Carpenter
President and
Chief Operating Officer

I, Charles F. Presley, certify that:

1. I have reviewed this annual report on Form 10-KSB of Rampart Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 25, 2003

By:_/s/ CHARLES F. PRESLEY
Charles F. Presley
Vice-President,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

                           RAMPART CAPITAL CORPORATION
                             EXHIBITS TO FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                INDEX OF EXHIBITS


EXHIBIT
  NO.                               DESCRIPTION
    3.1     Restated Articles of Incorporation (Exhibit 3.1 to Rampart's
            Registration Statement on Form SB-2 (File No. 333-71089) and
            incorporated herein by reference)
    3.2     Bylaws (Exhibit 3.2 to Rampart's Registration Statement on Form SB-2
            (File No. 333-71089) and incorporated herein by reference)
    4.1     Form of Warrant Agreement Between Rampart and American Stock
            Transfer and Trust Company (Exhibit 4.1 to Rampart's Registration
            Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)
    4.2     First Amendment to Warrant Agreement (Exhibit 4.1 to Rampart's Form
            8-K filed 4/12/2001 and incorporated herein by reference)
   10.1     1998 Stock Compensation Plan - Revised June 24, 2000(Exhibit 10.1 to
            Rampart's Annual Report for 1999 on Form 10-KSB (File No. 333-71089)
            and incorporated herein by reference)
   10.2     Share Transfer Restriction Agreement (Exhibit 10.2 to Rampart's
            Registration Statement on Form SB-2 (File No. 333-71089) and
            incorporated herein by reference)
   10.3     Twelfth (current) Amendment and Restatement of Loan Agreement with
            Southwest Bank of Texas, N. A. (Exhibit 10.3 to Rampart's Annual
            Report for 2001 on Form-KSB (File No. 333-71089) and incorporated herein by reference).
   10.4     Loan Agreement between IGBAF, Inc. and Bank United (Exhibit 10.7 to
            Rampart's Annual Report for 2000 on Form 10-KSB (File No. 333-71089)
            and incorporated herein by reference)
   10.5     Loan Agreement between Greater Houston Gulf Partners, Inc. and
            Southwest Bank of Texas, N. A. (Exhibit 10.8 to Rampart's Annual
            Report for 2000 on Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
   10.6     Plan of Conversion, Rampart Newport Corporation into Rampart Newport
            Corporation, L.L.C. United (Exhibit 10.9 to Rampart's Annual Report
            for 2000 on Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
   10.7     Plan of Conversion, Rampart Services Corporation into Rampart
            Services Corporation, L.L.C. United (Exhibit 10.10 to Rampart's
            Annual Report for 2000 on Form 10-KSB (File No. 333-71089) and
            incorporated herein by reference)
   10.8     Plan of Conversion, IGBAF, INC. into IGBAF, L.L.C. United (Exhibit
            10.11 to Rampart's Annual Report for 2000 on Form 10-KSB (File No.
            333-71089) and incorporated herein by reference)
   10.9     Plan of Conversion, IGBF, INC. into IGBF, L.L.C. United (Exhibit
            10.12 to Rampart's Annual Report for 2000 on Form 10-KSB (File No.
            333-71089) and incorporated herein by reference)
  10.10     Agreement and Plan of Merger, Rampart Properties Corporation into
            MCORP Properties, L.L.C. United (Exhibit 10.13 to Rampart's Annual
            Report for 2000 on Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
  10.11     Agreement and Plan of Merger, Newport Fund Corporation into Newport
            Capital, L.L.C. United (Exhibit 10.14 to Rampart's Annual Report for
            2000 on Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
  10.12     Plan of Complete Liquidation, IGBF, L.L.C. United (Exhibit 10.15 to
            Rampart's Annual Report for 2000 on Form 10-KSB (File No. 333-71089)
            and incorporated herein by reference)
 *10.13     Loan Agreement between SourceOne Capital Group, L.L.C. and Allied
            Houston Bank.
 *10.14     Modification Agreement between Southwest Bank of Texas and Greater
            Houston Gulf Partners, Ltd.
  *21.1     Subsidiaries of Registrant
  *23.1     Consent of Pannell Kerr Forster of Texas, P.C., Certified Public
            Accountants
  *99.1     Certification Pursuant to 18 U.S.C. Sec 1350, as Adopted Pursuant
            to Section 906 of the Sarbanes-Oxley Act of 2002.


------------------------------
     *     Filed herewith.

                           RAMPART CAPITAL CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                          RAMPART CAPITAL CORPORATION


                   Index to Consolidated Financial Statements
                   ------------------------------------------


                                                                         Page
                                                                      ----------

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001. . . . . . . .  F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . .  F-7 - F-35

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Rampart Capital Corporation:


We have audited the accompanying consolidated balance sheets of Rampart Capital Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rampart Capital Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/  PANNELL KERR FORSTER OF TEXAS, P.C.


Houston, Texas
February 7, 2003

                              RAMPART CAPITAL CORPORATION

                              Consolidated Balance Sheets



                                        ASSETS

                                                                    December 31,
                                                              ------------------------
                                                                 2002         2001
                                                              -----------  -----------
Current assets
  Cash and cash equivalents                                   $   558,559  $ 1,071,223
  Purchased asset pools                                           717,960      163,070
  Commercial real estate                                        3,611,683    2,886,297
  Investment real estate                                          627,428      364,573
  Notes receivable - real estate financing                      5,444,811    2,572,458
  Notes receivable - other                                        431,732      746,413
  Notes receivable - related parties                               11,597            -
  Other current assets                                            193,182      267,890
                                                              -----------  -----------

    Total current assets                                       11,596,952    8,071,924
                                                              -----------  -----------

Property and equipment, net                                       360,849      430,959

Investments and other long-term assets
  Purchased asset pools, net of current portion                   700,109    1,410,872
  Commercial real estate, net of current portion                3,343,089    3,512,747
  Investment real estate, net of current portion                1,594,380    1,540,574
  Investment in real estate joint ventures                      1,744,169    1,493,505
  Notes receivable - other, net of current portion                      -    2,628,491
  Notes receivable - related parties, net of current portion      147,347      154,868
  Other long-term assets                                          177,090      471,257
  Minority interests                                                    -      190,318
                                                              -----------  -----------

    Total investments and other long-term assets                7,706,184   11,402,632
                                                              -----------  -----------



Total assets                                                  $19,663,985  $19,905,515
                                                              -----------  -----------

See notes to consolidated financial statements.

                             LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         December 31,
                                                                   --------------------------
                                                                       2002          2001
                                                                   ------------  ------------
Current liabilities
  Accounts payable and accrued expenses                            $    814,363  $ 1,012,858
  Notes payable                                                       6,297,203    6,249,644
  Notes payable - related parties                                     1,056,019      805,000
  Deferred tax liability                                                      -      104,000
                                                                   ------------  ------------




    Total current liabilities                                         8,167,585    8,171,502
                                                                   ------------  ------------

Notes payable, net of current portion                                    53,223      152,685
                                                                   ------------  ------------

    Total liabilities                                                 8,220,808    8,324,187
                                                                   ------------  ------------

Commitments and contingencies                                                 -            -

Stockholders' equity
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;
    none issued                                                               -            -
  Common stock, $0.01 par value; 10,000,000 shares authorized;
    3,050,000 shares issued and outstanding                              30,500       30,500
  Additional paid in capital                                          6,194,255    6,194,255
  Retained earnings                                                   5,596,921    5,735,072
  Treasury stock, 144,857 shares, at cost                            (378,499 )     (378,499)
                                                                   ------------  ------------

    Total stockholders' equity                                       11,443,177   11,581,328
                                                                   ------------  ------------



Total liabilities and stockholders' equity                         $ 19,663,985  $19,905,515
                                                                   ------------  ------------

See notes to consolidated financial statements.

                               RAMPART CAPITAL CORPORATION

                          Consolidated Statements of Operations


                                                                Year Ended December 31,
                                                               -------------------------
                                                                   2002         2001
                                                               ------------  -----------
Net gain on collections on asset pools                         $   421,113   $ 2,691,317
Investment real estate income                                    1,387,365     2,066,236
Commercial ventures income                                       2,722,157     2,668,010
Real estate financing income, net                                  822,687       505,933
Earnings of real estate joint ventures                             181,782        38,786
Interest income                                                      4,415        19,072
Other income                                                        32,100         8,787
                                                               ------------  -----------

    Total revenue                                                5,571,619     7,998,141
                                                               ------------  -----------

Cost of real estate sold                                         1,268,165     1,214,880
Operating costs                                                  2,043,247     1,910,472
                                                               ------------  -----------

    Total cost of sales                                          3,311,412     3,125,352
                                                               ------------  -----------

    Gross profit                                                 2,260,207     4,872,789
                                                               ------------  -----------

General and administrative expenses                              2,573,689     2,334,463
Interest expense                                                   366,941       357,806
Minority interest in loss                                           (8,272)   (107,020 )
                                                               ------------  -----------

    Total operating expense                                      2,932,358     2,585,249
                                                               ------------  -----------

Income (loss) from operations before income tax benefit
  and extraordinary item                                          (672,151)    2,287,540

Income tax benefit                                                 104,000       175,000
                                                               ------------  -----------

Income (loss) before extraordinary item                           (568,151)    2,462,540

Extraordinary item, extinguishment of debt, net of tax             430,000             -
                                                               ------------  -----------

Net income (loss)                                              $  (138,151)  $ 2,462,540
                                                               ------------  -----------

Basic and diluted earnings (loss) per common share:
  Net income (loss) from operations                            $     (0.20)  $      0.85
  Extraordinary item, extinguishment of debt, net of tax              0.15             -
                                                               ------------  -----------
  Net income (loss) per common share                           $     (0.05)  $      0.85
                                                               ------------  -----------

Basic weighted average number of common shares outstanding       2,905,143     2,905,143
                                                               ------------  -----------

Diluted weighted average number of common shares outstanding     2,905,143     2,905,143
                                                               ------------  -----------

See notes to consolidated financial statements.

                                    RAMPART CAPITAL CORPORATION

                          Consolidated Statements of Stockholders' Equity
                           For the Years Ended December 31, 2002 and 2001


                                  Common        Additional
                            ------------------   Paid in     Retained      Treasury
                             Shares    Amount    Capital     Earnings       Stock         Total
                            ---------  -------  ----------  -----------  ------------  ------------
Balance, December 31, 2000  3,050,000  $30,500  $6,194,255  $3,272,532   $(378,499  )  $ 9,118,788

Net income                          -        -           -   2,462,540             -     2,462,540
                            ---------  -------  ----------  -----------  ------------  ------------

Balance, December 31, 2001  3,050,000   30,500   6,194,255   5,735,072    (378,499  )   11,581,328

Net loss                            -        -           -    (138,151)            -      (138,151)
                            ---------  -------  ----------  -----------  ------------  ------------

Balance, December 31, 2002  3,050,000  $30,500  $6,194,255  $5,596,921   $  (378,499)  $11,443,177
                            ---------  -------  ----------  -----------  ------------  ------------

See notes to consolidated financial statements.

                                  RAMPART CAPITAL CORPORATION

                             Consolidated Statements of Cash Flows


                                                                   Year Ended December 31,
                                                                ------------------------------
                                                                     2002            2001
                                                                --------------  --------------
Cash flows from operating activities:
  Net income (loss)                                             $    (138,151)  $   2,462,540
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
      Depreciation                                                    203,964         203,159
      Amortization of cost of asset pools                             152,380         627,489
      Amortization of deferred gain on joint venture assets          (122,441)              -
      Cost of commercial real estate sold                             432,069         367,957
      Cost of investment real estate sold                             836,096         846,923
      Change in loan loss reserve                                     120,000         323,937
      Real estate financing note issued in sale of
        investment real estate                                              -      (1,305,027)
      Real estate financing note issued in sale of asset pool               -      (1,590,000)
      Equity in earnings of real estate joint ventures               (181,782)        (38,786)
      Minority interest                                                (8,272)       (107,020)
      Deferred taxes                                                 (104,000)       (175,000)
      Extraordinary item                                             (430,000)              -
    Changes in operating assets and liabilities
      Other assets                                                    259,307        (482,847)
      Accrued interest income                                        (118,289)         (2,271)
      Accounts payable and accrued expenses                          (198,495)        291,524
      Accrued interest expense                                          3,566          90,370
      Advances from related parties                                         -        (326,919)
                                                                --------------  --------------

        Net cash provided by operating activities                     705,952       1,186,029
                                                                --------------  --------------

Cash flows from investing activities:
  Purchase of commercial real estate                               (1,041,479)     (1,217,807)
  Purchase of investment real estate                                 (953,593)     (1,034,370)
  Purchase of property and equipment                                  (38,536)        (25,201)
  Purchase of asset pools                                                   -          (9,530)
  Real estate joint ventures:
    Investments                                                      (867,769)     (1,074,911)
    Distributions                                                     835,225         180,391
  Notes receivable:
    Advances                                                       (3,176,969)     (6,302,021)
    Collections                                                     3,302,761       6,718,395
    Advances to related parties                                      (110,000)              -
    Collections from related parties                                    3,416           3,504
  Proceeds from condo project insurance claim                               -       2,613,007
  Proceeds from assessment rights                                           -           1,888
                                                                --------------  --------------

        Net cash used in investing activities                      (2,046,944)       (146,655)
                                                                --------------  --------------

Cash flows from financing activities:
  Proceeds from notes payable issued to related parties             1,617,000       2,470,304
  Payments on notes payable to related parties                     (1,365,981)     (1,665,304)
  Proceeds from notes payable                                       3,517,435       8,166,931
  Payments on notes payable                                        (2,940,126)     (9,114,305)
                                                                --------------  --------------

        Net cash provided by (used in) financing activities           828,328        (142,374)
                                                                --------------  --------------

Net increase (decrease) in cash and cash equivalents                 (512,664)        897,000

Cash and cash equivalents, beginning of year                        1,071,223         174,223
                                                                --------------  --------------

Cash and cash equivalents,  end of year                         $     558,559   $   1,071,223
                                                                --------------  --------------

See notes to consolidated financial statements.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 1 -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

          Description of business
          -----------------------

          Rampart Capital Corporation, a Texas corporation, (the "Company"), was established in March 1994, and is a specialized financial services company that acquires, manages, services and realizes income from collection or sale of portfolios of undervalued financial assets, primarily non-performing commercial debt and other forms of legal obligations (purchased asset pools). Significant portion of the debts are secured by real estate or other assets. The purchased asset pools acquired by the Company may also include real estate, or the Company may acquire real estate as the result of foreclosing on the collateral underlying an acquired debt. The Company generally seeks to immediately sell foreclosed real estate, but in some instances may elect to hold a property for appreciation and/or the production of income. The Company purchases these asset pools at substantial discounts from their outstanding legal principal amounts from financial institutions, regulatory agencies and bankruptcy courts. Purchased asset pools are primarily acquired by public sealed bid sales of portfolios of loans, by sealed bid sales limited to a small number of invited participants and by negotiated transactions on behalf of the Company. The Company also provides short-term funding for real estate projects.

          Through acquisition, the Company currently holds three significant properties which generate operating revenue. During 1999, the Company acquired the Newport Golf Club and Conference Center ("Newport") which the Company manages as an operating component of their business. The Company also owns two retail centers originally acquired as purchased asset pool assets, which have been classified as commercial real estate and are being held for the purpose of appreciation and generating rental income.

          During 2000, the Company acquired a 51% interest in Greater Houston Gulf Partners, Ltd. (the "GHGP Partnership"). The GHGP Partnership is a separate legal entity formed to acquire, own and manage a condominium redevelopment project (the "Project"). During 2002, the Company became owner of the remaining 49% of the GHGP Partnership.

          On February 28, 2001, the Company entered into a real estate joint venture with a real estate developer to complete the development and marketing of approximately 739 residential lots within the Newport subdivision (the "Newport Joint Venture"). A substantial portion of these residential lots were originally acquired as a part of the Newport acquisition. The Company has a 50% limited partner interest in the Newport Joint Venture. In October 2001, the Newport Joint Venture acquired a 50% limited partner interest in HOBA Lake Houston, Ltd., a limited partnership that owned and has begun development of approximately 426 acres of land on the eastern shore of Lake Houston. In the fourth quarter of 2002, the Newport Joint Venture assumed the remaining 50% interest in HOBA Lake Houston, Ltd. and became its sole owner.

          On December 31, 2001, the Company entered into a real estate limited partnership (the "Partnership" or "West Lake Houston 470") with a real estate developer to develop a 470 acre parcel of land located near Lake Houston. The Company has a 50% limited partner interest in the Partnership.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Basis of consolidation
          ----------------------

          The consolidated financial statements include the assets of Rampart Capital Corporation and its wholly owned subsidiaries (herein referred to as "Rampart" or the "Company").

          As of December 31, 2002, the Company owns a 100% interest in the GHGP Partnership that is reported using the full consolidation method. Before March 31, 2002 the Company owned a 51% controlling interest in the GHGP Partnership and reported the ownership interests of minority participants as minority interest. As of March 31, 2002, the Company became the 100% owner of the partnership interest, and all minority interest was eliminated and became part of the Company's investment in the GHGP Partnership. The consolidated balance sheet of the Company as of December 31, 2002 includes 100% of the assets and liabilities of the GHGP Partnership. The consolidated statements of operations, stockholders' equity and cash flows include the operations of the GHGP Partnership for the period from April 1, 2002 through December 31, 2002.

          In March and June of 2001, the Company sold a one-half ownership interest in a majority of its residential lots and acreage within the Newport real estate project to a Canadian development and investment company thereby forming the Newport Joint Venture. The Company owns a 50% limited partner interest in the Newport Joint Venture which is reported as a joint venture between Rampart and the Canadian company which is accounted for using the equity method of accounting.

          The Company's December 2001 purchase of a 50% limited partner interest in West Lake Houston 470 real estate partnership is being accounted for using the equity method of accounting.

          Reclassifications
          -----------------

          During 2002, the Company elected to present a classified balance sheet and certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation. These reclassifications had no effect on 2001 net income or stockholders' equity. The operations of the Company have diversified to include business segments that provide sustained operations thus management believes that a change to a classified balance sheet better represents the operating cycle and the financial condition of the Company.

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

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Purchased  asset  pools  (continued)
          ------------------------------------

          At the acquisition date, the aggregate cost of a purchased asset pool is allocated to individual debt and real estate assets in the asset pool on the basis of management's best estimate of relative fair values of each asset in the pool. However, for financial reporting purposes, each asset pool, rather than the individual assets within an asset pool, is treated as the asset. The individual assets in an asset pool remain within that asset pool, except for real estate assets which may be removed from the asset pool and reclassified as commercial real estate (developed properties) or investment real estate (unimproved properties) if the Company decides to hold the real estate for appreciation and/or the production of income. Additionally, income and expenses relating to the individual assets comprising an asset pool are recognized, as described below, on the basis of the asset pool being a single asset, except that assessing recoverability of the assets comprising the purchased asset pools is determined on the basis of the individual assets within the asset pool.

          For the purposes of assessing the recoverability of the Company's asset pools and to provide information on the progress of resolving and recovering the individual assets in an asset pool, the Company internally classifies the assets within an asset pool as (i) "Collections-in-Progress", (ii) "Paying Loans", or (iii) "Foreclosed Real Estate." Initially all debt assets acquired in the purchase of an asset pool are classified as Collections-in-Progress. Collections-in-Progress represents non-performing debt assets being actively evaluated for resolution, and debts or judgments that are in bankruptcy proceedings, litigation, or post-judgment collection status. Collections-in-Progress assets are resolved by either (i) the debtor resuming the payments required under the original agreement, or under a renegotiated settlement agreement or (ii) the Company selling and financing an asset from an asset pool. At the time a Collections-in-Progress asset is resolved, it is reclassified as a Paying Loan within the asset pool. In those instances where the Company forecloses on the real estate securing either a Collections-in-Progress or a Paying Loan, the asset is reclassified as Foreclosed Real Estate. Additionally, any real estate acquired with the initial purchase of an asset pool is classified as Foreclosed Real Estate. Foreclosed Real Estate is held by the Company for immediate sale. See Note 3 for further discussion.

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

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Purchased  asset  pools  (continued)
          ------------------------------------

          The Company continually evaluates the collectability of its investments. Consistent with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," each debt asset within the asset pool is evaluated based on the comparison of the investment allocated to the debt asset, net of a pro-rata portion of the asset pool cost already recovered from collections, to (i) management's estimate of the present value of the future cash flows from the debt asset, or,
          (ii) the fair value of the underlying collateral that management believes will be collected through foreclosure. For Paying Loans, the estimated future cash flows are discounted to present value using the interest rate implicit in the difference between the investment in the debt asset and the cash flows to the Company required under the debt agreement.

          For Collections-in-Progress, the estimated future cash flows are discounted to a present value using the interest rate implicit in the difference between the investment allocated to the debt asset and management's initial estimate of the cash flows made at the time the asset pool was purchased. Where such comparisons indicate an excess of the investment over the present value of cash flows or fair value, an impairment allowance (loan loss allowance) is recorded as a charge to operations in the form of an increase in that period's asset pool cost recovery. See Note 3 for further discussion.

          Foreclosed Real Estate is assessed on the basis of a comparison of the investment allocated to the real estate asset, net of a pro-rata portion of the asset pool cost already recovered from collections, to management's estimate of the fair value of the real estate, less estimated costs to sell. Where such comparisons indicate an excess of the investment over the fair value, an impairment allowance is recorded as a charge to operations in the form of an increase in that period's asset pool cost recovery. As of December 31, 2002, the Company has not been required to record an impairment allowance on Foreclosed Real Estate.

          The Company's purchased asset pools are free of beneficial interests by, and liabilities of, the transferor of the pool assets. Accordingly, the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," do not presently impact the Company's accounting for purchased asset pools.

          An estimate of the allocation of the cost of asset pools associated with Collections-in-Progress, Foreclosed Real Estate and Performing Loans that are expected to be realized in one year are classified as a current asset.

          Commercial  real  estate
          ------------------------

          Commercial real estate is comprised of the Newport Golf Club and Conference Center, two retail centers held for the purpose of generating income and a 96 unit condominium project of which an inventory of 68 units remain available for sale by the Company as of December 31, 2002. The two retail centers and the condominium project are being actively marketed for immediate sale.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


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

          In the event a commercial real estate asset's carrying value exceeds the sum of the undiscounted future cash flows from the asset, an impairment allowance is recorded to reduce its carrying amount to the fair value of the property. As of December 31, 2002, the Company has not been required to record an impairment allowance on commercial real estate.

          Investment  real  estate
          ------------------------

          The Company's investment real estate portfolio is comprised of unimproved real estate transferred from purchased asset pools, acquired for appreciation or income, or unimproved real estate acquired for the purpose of short-term funding of real estate projects. The Company provides short-term funding by acquiring an undeveloped property which a developer has identified as having development potential. The Company acquires a 100% fee ownership in the property and compensates the developer with a profit interest in the project for identifying the property and managing the sale and/or development of the project. Real estate properties are not acquired from developers who have an existing interest in the property. Revenues, net of any developer's profit interest, and associated costs are recognized at the time of sale by the Company assuming the criteria for sales recognition are met. The Company generally does not retain any interest in the real estate upon its sale. The Company's investment real estate is also comprised of developed and undeveloped residential lots that it offers for sale through its Newport Joint Venture. The Company also has an interest in a partnership which owns a 470-acre parcel of undeveloped land that the partnership intends to further develop into residential lots to be offered to individuals and reputable housing developers.

          In the event an investment real estate asset carrying value exceeds its fair value less estimated costs to sell, an impairment allowance is recorded to reduce its carrying amount to its fair value less estimated costs to sell. As of December 31, 2002, the Company has not been required to record an impairment allowance on investment real estate.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Assets  held  for  sale
          -----------------------

          In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121 and portions of Accounting Principles Board Opinion ("APB") 30, "Reporting the Results of Operations of Businesses to be Disposed of." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as previously required. The adoption of SFAS No. 144 had no effect on the financial position and results of operations of the Company.

          As referred to above, a large portion of the Company's operations is comprised of the acquisition for resale of various types of commercial and investment real estate assets. The Company has a portfolio of commercial and investment real estate assets that are actively being marketed for immediate sale. In addition, the Company, through its investment in the Newport Joint Venture, has various residential lots that are being actively marketed to individuals and reputable housing developers. The Company's portfolio of assets held for sale that are expected to qualify for sale recognition within one year are classified as a current asset.

          Real  estate  financing,  net
          -----------------------------

          Revenues from real estate financing are reported net of direct financing costs, primarily interest expense associated with the debt financing of each project and adjustments of reserves for impairments of loans that are provided in accordance with SFAS No. 114 (See Notes 5 and 6 for further discussion).

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

          Expenditures for major acquisitions and improvements are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. When property and equipment are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Income taxes
          ------------

          The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires the use of an asset and liability approach for financial accounting and reporting purposes and also requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to be payable or refundable.

          Deferred income taxes are provided for differences in timing in the basis of assets and liabilities for financial reporting and income tax purposes. Basis differences result primarily from the difference between the method used to recognize income and to recover costs related to asset pools for financial reporting purposes, as described above, and the use of the modified cost recovery method for income tax purposes.

          Statements  of  cash  flows
          ---------------------------

          The consolidated statements of cash flows are presented using the indirect method and consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

          Stock  option  plan
          -------------------

          The Company accounts for its stock option plan in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25 and when required provide the pro forma disclosure provisions of SFAS No. 123.

          Earnings  per  share
          --------------------

          The Company accounts for its earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share", which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. During the year ended December 31, 2002, the Company incurred a net loss, thus the effects of dilutive securities are anti-dilutive. During the year ended December 31, 2001 the market value of the Company's common stock was below the strike price of its dilutive securities. For the reasons discussed above, basic and diluted earnings (loss) per share are the same for the years ended December 31, 2002 and 2001.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


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

          Significant estimates include the estimation of future collections on purchased asset pools used in determining the value of pools of assets within the purchased asset pool, recovery of costs against collections on asset pools, the periodic revaluation of those assets for possible loss impairment, and the current or noncurrent classifications in the balance sheet. Actual results could differ materially from those estimates.

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

          The carrying amount of cash, accounts payable and accrued liabilities approximates fair value at December 31, 2002 and 2001 due to the short-term nature of such accounts. The carrying amount of notes receivable and notes receivable from related parties are based on discounted future cash flows or the applicable market price as of December 31, 2002 and 2001.

          Purchased asset pools, which are comprised primarily of financial instruments, are carried at unrecovered costs, which includes any required impairment allowance. The net carrying value of the purchased asset pools is $1,418,069 and $1,573,942 as of December 31, 2002 and 2001, respectively. The estimated fair value of the purchased asset pools is approximately $4,741,000 and $5,283,000 as of December 31, 2002 and 2001, respectively. The estimated fair value of the asset pools is based on management's estimates of the future cash flows to be derived from the asset pools, discounted to a present value using interest rates that reflect current interest rates and existing asset risk conditions.

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

                           December 31, 2002 and 2001


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          New  accounting  pronouncements
          -------------------------------

          In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The adoption of FIN 45 by the Company during the quarter ended March 31, 2003 will not have a material impact on its current financial position and results of operations.

          In December 2002, the FASB issued SFAS No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation, Transition and Disclosure, an Amendment of FAS No. 123." SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123. SFAS No. 148 also requires that entities that continue to account for stock-based compensation awards using the intrinsic value method of APB No. 25 will be required to provide more prominent disclosures than currently required by SFAS No. 123, including disclosures in interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company will continue to account for employee stock-based compensation under APB No. 25 and related interpretations. The Company will adopt the annual disclosure requirements in its financial statements for the year ending December 31, 2003, and the interim disclosure requirements beginning in its financial statements for the quarter ending March 31, 2003.

          In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." FIN 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Based on the accounting guidance and other information available, the Company does not believe its 50% owned interest in the Newport Joint Venture meets the definition of a VIE. Therefore, the Company currently believes the adoption of FIN 46 as it relates to Newport Joint Venture will not have a significant impact on its consolidated financial statements. However, the Company believes that the interpretative accounting guidance necessary for FIN 46 will continue to evolve. Additional interpretive guidance could affect the accounting for the Newport Joint Venture.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          New accounting pronouncements (continued)
          -----------------------------------------

          At December 31, 2002, the Company does believe its 50% owned interest in West Lake Houston 470 meets the definition of a VIE. As referred to in Note 16, effective during January 2003, the Company now owns 100% of the Partnership and will consolidate its assets, liabilities and results of operations during the interim quarter ending March 31, 2003. Had this partnership remained a 50% owned equity investee the Company would have been required to consolidate the assets and liabilities and results of operations of the Partnership during the interim period ending September 30, 2003 as required by FIN 46.

NOTE 2 -  INVESTMENT IN REAL ESTATE JOINT VENTURES

          On February 28, 2001, the Company entered into the Newport Joint Venture with a real estate developer (the "Developer") to complete the development of approximately 739 residential lots (431 developed lots and 308 undeveloped lots) within the Newport subdivision. A substantial portion of these residential lots were originally acquired as a part of the Company's Newport acquisition. The Developer also has the right to acquire, at cost, 50% of all lots within the Newport subdivision that are subsequently acquired by the Company. As a condition of the Newport Joint Venture, the Company entered into a sales agreement with the Developer by which the Developer acquired a 50% interest in the 739 residential lots for a total purchase price of approximately $1.8 million. The Developer is also the General Partner of the Newport Joint venture.

          The purchase price was comprised of $500,000 of cash and notes issued by the Company for approximately $1,305,027. The notes bear interest at prime plus 2%, have a $50,000 minimum annual principal payment and mature on or before June 28, 2006. The Company recorded a gain of $958,104 during the year ended December 31, 2001 on the sale of these residential lots. According to the terms of the Newport Joint Venture, the residential lots transacted above were contributed to the Newport Joint Venture by the Developer and the Company as their initial capital contributions. The Company has a 50% limited partner interest in the Newport Joint Venture and accounts for its investment using the equity method since the Company exercises significant influence, but not financial or operating control, over the joint venture.

          On October 3, 2001, the Newport Joint Venture entered into a real estate limited partnership (the "HOBA Limited Partnership") with a real estate developer to develop two tracts of land for residential resale totaling 424 acres located near Lake Houston. The limited partnership interest purchase price was $350,000 and subsequent investments through December 31, 2002 by the Newport Joint Venture were $291,856. The Newport Joint Venture had a 50% limited partner interest in the limited partnership and accounted for its investment using the equity method since the Newport Joint Venture exercises significant influence, but not financial or operating control, over the HOBA Limited Partnership. In December 2002, the Newport Joint Venture assumed the remaining 50% interest in HOBA Lake Houston, Ltd. and became its sole owner.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 2 -  INVESTMENT IN REAL ESTATE JOINT VENTURES (CONTINUED)

          As of December 31, 2002, total assets and total liabilities of the HOBA Limited Partnership were $1,570,301 and $844,424 ($811,022 of which is debt), respectively, and as of December 31, 2001, total assets and liabilities were $1,364,591 and $861,809 ($823,697 of which was debt), respectively.

          On December 31, 2001, the Company entered into a real estate limited partnership (the "Partnership") with a real estate developer to develop a 470 acre parcel of land for residential resale located near Lake Houston. The Company's purchase price for the limited partnership interest was $680,000. The Company has a 50% limited partner interest in the limited partnership and accounts for its investment using the equity method since the Company exercises significant influence, but not financial or operating control, over the Partnership.

          The Company's investments in real estate joint ventures are comprised of the following as of December 31,:

                                                       2002        2001
                                                    ----------  ----------
               Newport Joint Venture                $1,250,128  $1,083,505
               Partnership (West Lake Houston 470)     944,041     680,000
                                                    ----------  ----------

               Total real estate joint ventures     $2,194,169  $1,763,505
                                                    ----------  ----------

          The combined condensed balance sheets (100%) of these ventures directly owned by the Company as of December 31, 2002 and 2001 is summarized as follows:

                                    Balance Sheets
                                                                 December 31,
                                                              2002         2001
                                                           -----------  ----------
               Cash                                        $    40,623  $  108,709
               Other assets                                          -       2,249

               Land                                          7,696,218   5,014,764
               Developed and undeveloped residential lots    2,428,137   2,595,844
                                                           -----------  ----------
                                                            10,124,355   7,610,608

               HOBA limited partner interest                         -     502,783
                                                           -----------  ----------

                 Total assets                              $10,164,978  $8,224,349
                                                           -----------  ----------

               Accounts payable                            $   180,103  $   83,824
               Debt                                          4,612,551   3,196,000

               Ventures' capital                             5,372,324   4,944,525
                                                           -----------  ----------

                 Total liabilities and ventures' capital   $10,164,978  $8,224,349
                                                           -----------  ----------

          In the event of default by the ventures, the ventures' debt of $4,612,551 and $3,196,000 as of December 31, 2002 and 2001,
          respectively,  is  non-recourse  to  the  Company.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 2 - INVESTMENT IN REAL ESTATE JOINT VENTURES (CONTINUED)

          The combined condensed statements of operations (100%) of these ventures for the year ended December 31, 2002 and for the period from inception (February 28, 2001) through December 31, 2001 is summarized as follows:

                      Statements of Operations
                                                         Period from
                                                          Inception
                                                        (February 28,
                                          Year ended    2001) through
                                         December 31,    December 31,
                                             2002           2001
                                         -------------  -------------
               Revenues                  $   1,171,396  $     393,565

               Cost of real estate sold        655,616        240,613
                                         -------------  -------------
                 Gross profit                  515,780        152,952

               Operating expenses               51,069         18,842
               Ad valorem taxes                101,148         56,539
                                         -------------  -------------

                 Total expenses                152,217         75,381
                                         -------------  -------------

               Net income                $     363,563  $      77,571
                                         -------------  -------------

          The investments in these ventures reported on the Company's balance sheets, differs from the proportionate share of the ventures' underlying net assets due to the basis differential which arose upon the transfer of the assets to the ventures by the Company. The basis differential in the ventures as of December 31, 2002 of $491,993 is amortized into income as parcels of real estate or lots are sold and distributions from the ventures are received.

          The Company receives fees to provide accounting services to the Newport Joint Venture. The Company earned total fees of $10,100 and $7,200 during the years ended December 31, 2002 and 2001, respectively.

NOTE 3 -  PURCHASED ASSET POOLS

          The net gain on collections on asset pools for the years ended December 31, is as follows:

                                                                         Year ended
                                                                         December 31,
                                                                  --------------------------
                                                                      2002          2001
                                                                  ------------  ------------
               Collections                                        $    573,493  $  3,275,030
               Recovery of allocable portion of asset pool cost      (152,380)     (627,489)
               Impairment adjustments (loan losses)                          -        43,776
                                                                  ------------  ------------

               Net gain on collections on asset pools             $    421,113  $  2,691,317
                                                                  ------------  ------------

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 3 -  PURCHASED ASSET POOLS (CONTINUED)

          Cost of purchased asset pools consist of the following as of December 31,:

                                              2002        2001
                                           ----------  ----------
               Collections-in-progress     $  543,618  $  723,093
               Paying loans                   156,032     138,678
               Foreclosed real estate         718,419     712,171
                                           ----------  ----------

               Purchased asset pools, net  $1,418,069  $1,573,942
                                           ----------  ----------

          Activity in the allowance for loan losses for the years ended December 31, is as follows:

                                                                 Year ended
                                                                December 31,
                                                              2002       2001
                                                             -------  ----------
               Allowance at beginning of year                $     -  $   43,776
               Allowance adjustments credited to operations        -    (43,776)
                                                             -------  ----------
               Allowance at end of year                      $     -  $        -
                                                             -------  ----------

          For the year ended December 31, 2001, the allowance adjustment increased the net gain on collections on asset pools in the statement of operations by $43,776. As of December 31, 2002 and 2001, no allowance for loan losses was deemed necessary.

          On September 28, 2001, the Company executed a sales agreement for the disposal of a foreclosed parcel of commercial real estate included within purchased asset pools for a total purchase price of approximately $2.05 million. The purchase price consisted of $464,104 of cash and a note issued by the Company for approximately $1.59 million. The note originally bore interest at 9% per annum with principal and interest of $43,416 due quarterly and matured on September 28, 2006 with all unpaid interest and principal due in full. The Company recorded a gain of $1,580,144 on the sale which is included within net collections on asset pools in the accompanying consolidated statement of operations for the year ended December 31, 2001. In October 2002, the note was refinanced through the Company's real estate bridge financing subsidiary and bears interest at 33% per annum with interest payments due monthly with all unpaid principal and interest due on September 30, 2003.

NOTE 4 -  COMMERCIAL REAL ESTATE

          Commercial real estate is comprised of the Newport Golf Club and Conference Center, two retail centers held for the purpose of generating income and an inventory of 68 units in a 96 unit condominium project.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 4 -  COMMERCIAL REAL ESTATE (CONTINUED)

          Included within commercial real estate as of December 31, 2002 and 2001, is commercial real estate cost of $2,928,863 and $2,886,297, respectively, representing the Company's costs in the condominium project. Project cost is amortized to cost of real estate based on the square footage of the units sold. During the years ended December 31, 2002 and 2001, the Company sold nine and seven units, respectively, and total cost of $432,069 and $367,957, respectively, was charged to cost of real estate sold. During 2002, condo units were being sold at sales values in excess of the Company's per unit carrying value. During June 2001, the Project was severely damaged due to flooding. Insurance proceeds were sufficient to complete the flood restoration which was completed during the first quarter of 2002.

          As of December 31, 2001, total insurance proceeds of $2,613,007 were received and capitalized to the total cost of the Project.

          The Company also owns two commercial retail centers located in Dallas and San Antonio, Texas for which gross rental income amounted to $599,542 and $597,223 for the years ended December 31, 2002 and 2001, respectively.

          Commercial  real  estate  is comprised of the following as of December
          31,:

                                            2002         2001
                                         -----------  -----------
               Commercial real estate    $7,261,066   $ 6,610,020
               Accumulated depreciation    (306,294)   (210,976 )
                                         -----------  -----------

                                         $6,954,772   $ 6,399,044
                                         -----------  -----------

          Depreciation expense for commercial real estate was $95,318 and $90,056 for the years ended December 31, 2002 and 2001, respectively.

          As of December 31, 2002, the condominium project and the two retail centers are being actively marketed for immediate sale and are reflected as current assets as they are expected to be sold within the next twelve months.

NOTE 5 -  NOTES RECEIVABLE

          Notes receivable held by the Company are by virtue of financing of the sales of Company assets and by providing bridge financing on real estate projects originated by the Company. Notes receivable were $5,876,543 and $5,947,362, respectively, as of December 31, 2002 and 2001 and are described below.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 5 -  NOTES RECEIVABLE (CONTINUED)

          Real  estate  bridge  financing
          -------------------------------

          At December 31, 2002 and 2001, the Company has $5,444,811 and $2,572,458, respectively, of notes receivable representing real estate bridge financing loans originated by the Company. These notes (i) are collateralized by real estate, (ii) generally have a loan to value collateral coverage ratio of 60% or less, (iii) have original principal balances ranging from $400,000 to $1,750,000, and (iv) have fixed interest rates ranging from 13% to 33%. The average yield earned on real estate bridge financing loans including points and penalties, before deducting interest cost of underlying secured debt, was 27.2% and 23.9%, respectively, for the years ended December 31, 2002 and 2001. These notes generally provided for additional interest to accrue in the event of early repayment or default. Repayment terms vary but generally include monthly or quarterly interest and principal payments with any unpaid interest and principal due at maturity. Terms may also include a prepayment of interest for a portion of or for the entire term of the loan. Unearned prepaid interest as of December 31, 2002 and 2001 was $414,909 and $138,684, respectively, which has been recorded as a component of accounts payable and accrued expense within the consolidated balance sheets. Included within the balance of notes receivable real estate financing is accrued interest of $0 and $22,458 as of December 31, 2002 and 2001, respectively.

          Notes  receivable  -  other
          ---------------------------

          The 1999 sale of assessment rights (the "Rights") at Newport was financed by the Company by the issuance of an $850,000 note. The note was secured by a collateral assignment of the rights, the related assessment receivables, and associated real property foreclosure rights. Interest on the note was payable monthly at 10% per annum through December 1999, at which time principal and interest payments of $12,030 are due monthly through December 2008. The balance of this note was $719,185 at December 31, 2001. This note was collected in full during the year ended December 31, 2002.

          At December 31, 2002 and 2001, the Company had $431,732 and $2,655,719, respectively, of owner financed notes receivable that were issued in conjunction with sales of certain of the Company's real estate assets. These notes (i) are collateralized by real estate, (ii) generally have a loan to value collateral coverage ratio of 80% or less, (iii) have original principal balances ranging from $577,500 to $1,590,000, and (iv) have interest rates ranging from prime plus 2% (6.25% at December 31, 2002) to a fixed rate of 9% These notes generally have terms of five years or less and have repayment terms that require monthly or quarterly interest and principal payments with any unpaid interest and principal due at maturity. Included within the balance of notes receivable is accrued interest of $8,404 as of December 31, 2001.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 5 -  NOTES RECEIVABLE (CONTINUED)

          Notes  receivable  -  other  (continued)
          ----------------------------------------

          Real estate financing income, net for the years ended December 31, 2002 and 2001 are as follows:

                                                                     Year ended
                                                                     December 31,
                                                               ------------------------
                                                                  2002         2001
                                                               -----------  -----------
               Real estate bridge financing revenues           $  979,916   $1,206,118
               Less: Financing costs                            (276,315 )    (537,821)
                                                               -----------  -----------

               Real estate bridge financing, net                  703,601      668,297
                                                               -----------  -----------

               Other real estate financing revenue                239,086      205,349
               Less: Loan impairment                             (120,000)   (367,713 )
                                                               -----------  -----------

               Other real estate financing income (loss), net     119,086     (162,364)
                                                               -----------  -----------

               Real estate financing income, net               $  822,687   $  505,933
                                                               -----------  -----------

          Notes  receivable  related  parties
          -----------------------------------

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

          The outstanding notes receivable from related parties plus accrued interest was $540,074 and $522,581 at December 31, 2002 and 2001,
          respectively. During the years ended December 31, 2002 and 2001, the fair value of the underlying collateral of these notes was determined to be impaired. In accordance with SFAS No. 114, the Company provided an allowance of $487,713 and $367,713 as of December 31, 2002 and 2001, respectively, to reduce the notes to their estimated net realizable value. There were no principal or interest payments received during the years ended December 31, 2002 and 2001.

          During the year ended December 31, 2002, the Company entered into a 15-year note receivable of $110,000 with an officer of the Company. The note bears interest at a rate of prime plus 2% (6.25% at December 31, 2002) and matures on March 15, 2017. The note is secured by residential real estate. Total principal and interest payments received on this note were $3,403 and $5,086, respectively. Total interest income earned on this note during the year ended December 31, 2002 was $5,086.

          During the year ended December 31, 2001, the Company received principal of $3,504 on a related party note from an employee. This note was repaid in full during the year ended December 31, 2001.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 6 -  RELATED PARTY TRANSACTIONS

          A director and an officer of the Company are partners, along with other non-related individuals, in a partnership which holds a 6.75% net cash profits interest in two of the Company's purchased asset pools. As of December 31, 2002, undistributed net profits of $115,505 and $170,341, respectively, are owed to this partnership and will be paid when collections are received. During 2002, the Company paid a total of $72,113 representing the partnership's participation in cash collections on these asset pools.

          During October 2002, the Company secured a $1,300,000 note from a financial institution. As a component of the terms of the loan, an officer of the Company pledged 600,000 shares of personally owned common stock of the Company to guarantee $1,040,000 of the loan amount. The officer received compensation of $52,000, or 5% of the guaranteed amount, as a fee for the pledge.

NOTE 7 -  PROPERTY AND EQUIPMENT

          Property and equipment consists of the Company's furniture and fixtures and computer related equipment and is recorded at cost.
          Property  and  equipment  is comprised of the following as of December
          31,:

                                                  2002        2001
                                               ----------  -----------
               Furniture and fixtures          $ 157,642   $   146,694
               Computer equipment                600,710       573,121
                                               ----------  -----------
                                                 758,352       719,815

               Less: accumulated depreciation   (397,503)   (288,856 )
                                               ----------  -----------

               Property and equipment, net     $ 360,849   $   430,959
                                               ----------  -----------

          Depreciation expense for property and equipment for the years ended December 31, 2002 and 2001 was $108,647 and $113,103, respectively.

NOTE 8 -  NOTES PAYABLE

          Notes  payable  consist  of  the  following  as  of  December  31,:

                                                                    2002          2001
                                                                ------------  ------------
          3,000,000 revolving credit facility (the
          "Revolving Credit Facility"), as amended on March
          31, 2001 and renewed on March 31, 2002, payable to
          a bank, secured by certain project financing
          notes, purchased asset pool real estate and
          certain equipment; principal payable based on
          proceeds from disposition and payments received on
          the purchased asset pools; interest payable
          monthly at the bank's prime rate plus one percent
          (1%) per annum (5.25% as of December 31, 2002);
          remaining unpaid interest and principal due on
          March 28, 2003.                                       $ 2,276,745   $ 1,991,893


                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 8  - NOTES PAYABLE (CONTINUED)
                                                                   2002          2001
                                                                ------------  ------------

          1,500,000 term note payable to a bank, secured by
          all security interests issued and a guarantee
          agreement executed by the Company; bearing a
          stated interest rate of the bank's prime rate plus
          1.5% per annum (5.75% as of December 31, 2002);
          interest to accrue monthly through June 25, 2002;
          remaining unpaid principal and interest due
          December 30, 2002. This loan was repaid in full
          during January 2003.                                    1,400,966     1,510,821

          1,800,000 term note payable to a bank, as amended
          on December 15, 2002, bearing interest at a rate
          equal to the greater of 7% or the bank's prime
          rate plus one percent (1%) per annum; interest
          payable monthly beginning January 15, 2003 and
          continuing through February 15, 2003; remaining
          unpaid principal and interest due March 15, 2003.       1,281,022     1,246,319

          1,300,000 term note payable to a bank, secured by
          all interests issued and a guarantee agreement
          executed by the Company; bearing a stated interest
          rate of the bank's prime rate plus two percent
          (2%) per annum (6.25% as of December 31, 2002);
          interest to accrue monthly through October 11,
          2003; remaining unpaid principal and interest due
          October 11, 2003. Guaranteed by an officer of the
          Company (see Note 6).                                   1,304,514             -

          1,040,000 term note payable to a bank, secured by
          all security interests issued and a guarantee
          agreement executed by the Company; bearing a
          stated interest rate of the bank's prime rate plus
          two percent (2%) per annum (6.75% as of December
          31, 2001); interest to accrue monthly through May
          30, 2002; remaining unpaid principal and interest
          due May 30, 2002. This loan was paid in full
          during 2002.                                                    -       643,773

          Unsecured revolving credit facility payable to a
          third party, bearing a stated interest rate of
          eighteen percent (18%) per annum. This note was
          forgiven during 2002 in exchange for a sales
          option relating to the GHGP Partnership.                        -       607,803

          441,705 term note payable to a third party
          corporation, secured by real estate; principal and
          interest payments of $24,827 due semi-annually;
          bearing a stated interest rate of 9.5% per annum;
          remaining unpaid principal and interest due June
          2002. This loan was paid in full during 2002.                   -       265,855

          205,339 capital lease payable to a third party,
          secured by equipment; principal and interest
          payments of $4,252 due monthly beginning August
          15, 1999; bearing a stated interest rate of 8.9%
          per annum; remaining unpaid principal and interest
          due July 15, 2004.                                         75,103       117,384


                          RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 8 -  NOTES PAYABLE (CONTINUED)

                                                                   2002          2001
                                                                ------------  ------------

          20,487 capital lease payable to a third party,
          secured by equipment; principal and interest
          payments of $656 due monthly; bearing a stated
          interest rate of 9.25% per annum; remaining unpaid
          principal and interest due August 31, 2004.
                                                                     12,076        18,481
                                                                ------------  ------------

                                                                  6,350,426     6,402,329

          Less current maturities                                (6,297,203)   (6,249,644)
                                                                ------------  ------------

          Notes payable, net of current portion                 $    53,223   $   152,685
                                                                ------------  ------------

          On March 31, 2001, the bank amended the terms of the Revolving Credit Facility to reduce the Company's available borrowing base from $5,000,000 to $3,000,000. The Revolving Credit Facility, as amended and subsequently renewed on March 31, 2002, provides for certain financial covenants. The Tangible Net Worth Covenant requires that the Company's Tangible Net Worth be at least $9.0 million. The Total Liabilities to Tangible Net Worth Ratio Covenant requires that the Company maintain a ratio of Liabilities to Tangible Net Worth not exceeding 1.25:1.00. At December 31, 2002, the Company was in compliance with the above covenants. At December 31, 2002, the Company has $723,255 available for further borrowings under this revolving credit facility.

          On December 15, 1999, the Company entered into a term note payable with a bank, which provided for an original borrowing base equal to $2,955,000 and interest at a stated rate of the bank's prime rate plus one percent (1%) maturing on December 15, 2001. At maturity the bank agreed to renew the loan and amend its terms to provide for a borrowing base of $1,800,000 and interest at a rate equal to the greater of 7% or the bank's prime rate plus two percent (2%) per annum; interest payable monthly beginning January 15, 2002 and continuing through November 15, 2002; remaining unpaid principal and interest due December 15, 2002. When the note matured on December 15, 2002, the bank agreed to renew the loan and amend its terms to provide for an interest rate equal to the greater of 7% or the bank's prime rate plus one percent (1%) per annum (5.25% as of December 31, 2002); interest payable monthly beginning January 15, 2003 and continuing through February 15, 2003; remaining unpaid principal and interest due March 15, 2003. This loan is currently being reviewed with its bank under similar terms.

          At December 31, 2001, the Company had an unsecured revolving credit facility of $607,803 payable to the participating venturer ("Minority Interest Partner") of the GHGP Partnership, bearing a stated interest rate of eighteen percent (18%) per annum; all principal and interest was due on December 1, 2001. Under the terms of the GHGP Partnership, the Minority Interest Partner was to actively market and complete the sale of the condominium units or the entire condominium project by a specified date as defined. The debt was forgiven in exchange for a sales option granting exclusive sales rights to the former minority interest partners of the condominium project and limiting the Company's gain on the sale of the project for a period of 90 days, or until June 30, 2002. As part of the same option agreement, and as consideration for the Company not immediately foreclosing the Company's senior debt, the Company was granted the remaining 49% interest in the condominium redevelopment project. The Company recorded an extraordinary gain of $430,000 from the forgiveness of debt owed by the condominium redevelopment project to the Minority Interest Partner. The extraordinary gain, net of tax was recorded net of an adjustment of approximately $230,000 representing the holding cost of the condominium units, which are reported at the lower of cost or market value.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 8 -  NOTES PAYABLE (CONTINUED)

          Notes payable related parties
          -----------------------------

          From time to time, the Company enters into note payable agreements with certain related parties, some of which are officers and directors of the Company, to provide working capital necessary to conduct its ongoing business affairs. Generally these second lien notes have a term not to exceed 12 months and bear interest at a fixed rate of 18% per annum. During the year ended December 31, 2002 and 2001, the Company received proceeds from borrowings of $1,617,000 and $2,470,304, respectively, and repaid $1,365,981 and $1,665,304, respectively, under the terms of these related party note agreements. The total outstanding as of December 31, 2002 and 2001 was $1,056,019 and $805,000, respectively. For the year ended December 31, 2002 and 2001, total interest accrued and paid was $196,013 and $141,560, respectively.

          Advances  from  related  parties
          --------------------------------

          Certain officers of the Company and/or directors advanced funds to the Company in anticipation of exercising their common stock options. Until exercise of these common stock options, the advances accrued interest at a rate of 7% per annum payable monthly. The $326,919 advances from officers and/or directors was repaid in full during the year ended December 31, 2001. Total interest paid during the year ended December 31, 2001 was $7,809.

          Interest  on  notes  payable
          ----------------------------

          Interest paid during the years ended December 31, 2002 and 2001, on all the Company's debt instruments referred to above, was approximately $601,000 and $975,000, respectively, (approximately
          $590,000  and  $828,000,  respectively,  net of capitalized interest).

          Debt  maturities
          ----------------

          The Company's debt maturities for the years following December 31, 2002 are as follows:

               Year ended      Financial     Related
               December 31,  Institutions    Parties      Total
               ------------  -------------  ----------  ----------

                   2003      $   6,297,203  $1,056,019  $7,353,222
                   2004             53,223           -      53,223
                             -------------  ----------  ----------

                             $   6,350,426  $1,056,019  $7,406,445
                             -------------  ----------  ----------

NOTE 9 -  INCOME TAXES

          The deferred tax liability as of December 31, 2002 and 2001 arises from the use of different methods of recognition of costs allocable to asset pools for financial statement purposes and Federal tax purposes. A modified cost recovery method, whereby the allocable costs are recognized in conjunction with collections on individual asset pool components in the ratio of total asset pool acquisition costs to total asset pools collections, is used for financial statement purposes.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 9 -  INCOME TAXES (CONTINUED)

          The modified cost recovery method is used for Federal income tax purposes. The Company's deferred tax asset as of December 31, 2002 consists of net operating loss carry forwards ("NOLs") of approximately $29.9 million, which expire beginning in 2003 and continues through 2021. The majority of these NOLs were generated through the 1997 acquisition of certain corporate subsidiaries and assets of MCorp Trust, MCorp Financial Trust, and MCorp Management Trust (collectively the "MCorp Trusts"). These subsidiaries originally had $52.1 million in NOLs and built-in-losses which management believes can be used to offset future taxable income generated by the acquired corporate entities, subject to certain possible limitations.

          Due to the nature of the net operating loss carryforwards acquired in the MCorp Trusts acquisition, and the fact that the resolution of the Company's assets and the recognition of income therefrom is subject to conditions and timing which are beyond the control of management, there can be no assurance that the Company will generate any specific level of earnings, or that the taxable earnings will be realized in a subsidiary which has sufficient net operating loss carryforwards available. SFAS No. 109, "Accounting for Income Taxes" requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Due to the inherent uncertainty underlying the likelihood of earnings, management has established a valuation allowance relating to its net deferred tax asset. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance adjusted accordingly.

          The provision for income tax benefit, consisting entirely of deferred income taxes, is reconciled, using a Federal statutory rate of 34% to the Company's effective tax rate as follows:

                                                              Year ended December 31,
                                                   -------------------------------------------
                                                           2002                   2001
                                                   -------------------  ----------------------
                                                     Amount     Rate       Amount       Rate
                                                   ----------  -------  ------------  --------
          Tax (expense) benefit at statutory rate  $ 228,532    34.0 %  $(777,764  )  (34.0 )%
          Adjustment to deferred tax liability       104,000    15.5 %       175,000    7.7  %
          Utilization (recognition) of
            net operating loss carryforward         (228,532)  (34.0)%       777,764    34.0 %
                                                   ----------  -------  ------------  --------

          Income tax benefit                       $ 104,000    15.5 %  $    175,000      7.7%
                                                   ----------  -------  ------------  --------

          Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows:

                                                           2002           2001
                                                       -------------  -------------
          Book basis of assets in excess of tax basis  $     67,800   $ (186,312  )
          Net operating loss carryforwards               10,768,789     14,377,483
          Valuation allowance                           (10,700,988)   (14,295,171)
                                                       -------------  -------------

          Deferred tax liability, net                  $          -   $   (104,000)
                                                       -------------  -------------

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 9 -  INCOME TAXES (CONTINUED)

          The changes in the valuation account applicable to the deferred tax asset primarily relate to the availability of NOLs related to the MCorp Acquisition.

          Changes in the valuation allowance account for the years ended December 31, are as follows:

                                                            Year ended
                                                           December 31,
                                                    ---------------------------
                                                        2002          2001
                                                    ------------  -------------
          Valuation allowance at beginning of year  $14,295,171   $  17,312,361
          (Utilization) recognition of
            net operating loss carry forward            228,532     (777,764  )
          Extraordinary item                         (221,515  )              -
          Expiration of NOLs                         (3,601,200)   (2,239,426 )
                                                    ------------  -------------

          Valuation allowance at end of year        $10,700,988   $  14,295,171
                                                    ------------  -------------

          No Federal income taxes were incurred or paid during the years ended December 31, 2002 or 2001.

          The following is a summary of NOLs as of December 31, 2002 and their expiration dates:

                    Expiring
                   December 31,                   Amount
                   ------------                 -----------
                       2003                     $ 1,258,441
                       2004                               -
                       2005                       2,545,964
                       2006                       8,249,899
                       2007                       4,429,428
                       Thereafter                15,189,179
                                                -----------

                       Total                    $31,672,911
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

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

          Internal  Revenue  Servicereview
          --------------------------------

          The Internal Revenue Service ("IRS) is currently conducting a review of the Company's 1998 federal income tax return. The Company is defending its tax positions vigorously and in the opinion of management, the final outcome is not expected to have a material impact on the Company's financial position or results of operations.

          Operating  leases  (as  lessee)
          -------------------------------

          The Company leases certain golf course equipment and telephone and security systems under non-cancelable operating leases. Future minimum rental payments required by these leases are estimated as follows:

                   Year ending
                   December 31,
                   ------------
                       2003                   $ 78,150
                       2004                     76,581
                       2005                     68,280
                       2006                     66,878
                       2007                     44,585
                                               --------

                       Total                  $334,474
                                               --------

          Total expense incurred under these and other month-to-month rental agreements approximated $117,000 and $119,000 during the years ended December 31, 2002 and 2001, respectively.

          Operating  leases  (as  lessor)
          -------------------------------

          The Company has long-term lease agreements with tenants in their San Antonio and Dallas commercial real estate rental property locations.

          Future minimum payments to be received under these leases as of December 31, 2002 are estimated as follows:

                   Year ending
                   December 31,
                   ------------
                       2003                 $   523,488
                       2004                     413,342
                       2005                     271,253
                       2006                      58,618
                       2007                       3,400
                                             ----------

                       Total                 $1,270,101
                                             ----------

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

          Capital leases
          ---------------

          At Newport, the Company leases various types of golf course equipment. The following is an analysis of golf course equipment under capital lease as of December 31,:

                                                 2002       2001
                                              ----------  ---------
               Capitalized cost               $ 225,826   $225,826
               Less accumulated amortization   (108,474)   (75,042)
                                              ----------  ---------

               Capitalized cost, net          $ 117,352   $150,784
                                              ----------  ---------

          Amortization expense under capital leases amounted to $33,432 and $31,041 for the years ended December 31, 2002 and 2001, respectively, and is included in total depreciation expense in the consolidated statements of operations.

          Future minimum payments under capital leases as of December 31, 2002 are as follows:

                   Year ending
                   December 31,
                   ------------
                       2003         $58,896
                       2004          35,017
                                    -------

                       Total        $93,913
                                    -------

          Future minimum payments under capital leases consist of the following at December 31:

                                                   2002       2001
                                                 ---------  ---------
              Future minimum capital
               lease payments                    $  93,913  $152,773
              Less amount representing interest    (6,734)   (16,908)
                                                 ---------  ---------

              Present value of net minimum
               capital lease payments            $  87,179  $135,865
                                                 ---------  ---------

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 11 - EQUITY

          Initial  public  offering  and  warrants
          ----------------------------------------

          In September 1999, the Company completed its initial public offering of 400,000 units, generating proceeds of $6,202,255, net of offering expenses of approximately $1,400,000. Each unit was comprised of two shares of common stock and one redeemable common stock purchase warrant. The shares and the warrants included in the units automatically separated 30 days following the close of the offering and became separately tradable. The warrants included in the units became exercisable 30 days following the close of the offering and provided for the purchase of one share of common stock at an exercise price of $10.64 per share. These warrants are subject to redemption by the Company for $0.05 per warrant at any time on 30 days prior written notice if the closing price of the common stock is at least $14.25 for 10 consecutive trading days. These warrants expired in March 2001, but the Company reserved the option to extend the exercise period up to an additional 18 months. On March 20, 2001, the Board of Directors elected to extend the expiration date of the warrants to June 30, 2002. Upon maturity at June 30, 2002, the Board of Directors elected not to extend the expiration date, thus the warrants expired.

          Treasury  stock
          ---------------

          On January 11, 2000, the Company's Board of Directors approved a discretionary common stock repurchase plan under rule 10b-18 of the Securities and Exchange Commissions Act of 1934, for the purchase of up to $2.0 million worth of the Company's outstanding common stock in open market transactions. Acquired shares are held as treasury stock by the Company, and are available for future use in acquisitions, financing or as common stock awards to be granted under the Company's 1998 Stock Compensation Plan. During the year ended December 31, 2000, 144,857 shares of common stock were acquired by the Company at a total cost of $378,499. There were no treasury shares acquired during the years ended December 31, 2002 or 2001. As of December 31, 2002, the stock repurchase plan remains in effect.

NOTE 12 - STOCK COMPENSATION PLAN

          In December 1998, the 1998 Stock Compensation Plan (the "Plan") was approved by the Board of Directors ("Board") and by the stockholders. The provisions of the Plan provide for the granting of options for the purchase of the Company's common stock to be granted as incentive compensation to employees and officers of the Company and its subsidiaries and as compensation to consultants. Effective June 24, 1999, the Company amended the Plan to reserve up to 375,000 shares of common stock to be granted under the Plan and to provide option grants to Directors and consultants. The number of shares and the shares granted are subject to adjustment in the event of any change in the capital structure of the Company. Further, the Plan provides for the issuance, at the discretion of the Board, of (i) incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) non-qualified options. The exercise price of any option will not be less than the fair market value of the shares at the time the option is granted, and exercise will be required within 10 years of the grant date. The Plan will terminate in 2008.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 12 - STOCK COMPENSATION PLAN (CONTINUED)

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

          As previously discussed, the Company applies APB No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. There were no options granted during the years ended December 31, 2002 and 2001, thus pro forma disclosures provisions of SFAS No. 123 are not required.

          Activity related to stock options for the years ended December 31, 2002 and 2001 is summarized as follows:

                                                Incentive            Nonqualified
                                              Stock Options          Stock Options
                                          ----------------------  ----------------------
                                                       Weighted                Weighted
                                                       Average                 Average
                                                        Option                  Option
                                            Number    Price Per     Number    Price Per
                              Activity    of Shares     Share     of Shares     Share
                             -----------  ----------  ----------  ----------  ----------
          December 31, 2000  Outstanding    129,284   $     3.50     245,716  $     3.50
                             Granted              -            -           -           -
                             Exercised            -            -           -           -
                             Expired       (129,284)        3.50  (242,716 )        3.50
                                          ----------              ----------

          December 31, 2001  Outstanding          -   $        -       3,000  $     3.75
                             Granted              -            -           -           -
                             Exercised            -            -           -           -
                             Expired              -            -           -           -
                                          ----------              ----------

          December 31, 2002  Outstanding          -   $        -       3,000  $     3.75
                                          ----------              ----------
                             Exercisable          -   $        -       3,000  $     3.75
                                          ----------              ----------

NOTE 13 - EMPLOYEE BENEFIT PLAN

          Effective January 1, 2000, the Company established an IRS Section 408(k) Simplified Retirement Plan (the "Retirement Plan"). The Company matches participating employee contributions to the Retirement Plan up to a maximum of 3% of the employee's compensation. Individual employee elective contributions cannot exceed the limit set by the IRS
          (currently $7,000 per year). Collectively, employee and employer contributions to the Retirement Plan are limited by the IRS to $14,000 in any one year. The employee's elective contributions are made pre-tax and each employee chooses the mutual funds in which to invest both the employee's and the Company's contributions. Both the participant's and the Company's contributions are immediately vested and are payable to the participant or their beneficiary upon termination of employment. During the years ended December 31, 2002 and 2001 the Company contributed approximately $25,500 and $23,500, respectively, to the Retirement Plan.

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 14 - SEGMENT REPORTING

          The Company operates in four business segments which are designated as
          (i) purchased asset pools, (ii) investment real estate, (iii) commercial real estate and (iv) real estate financing. The purchased asset pools segment involves the acquisition, management, servicing and realization of income from collections on or sales of portfolios of undervalued financial assets, and in some instances real estate the Company may acquire as part of an asset pool or as the result of foreclosing on the collateral underlying an acquired real estate debt. The investment real estate segment involves holding foreclosed real estate for future appreciation and acquiring unimproved real estate in conjunction with short-term funding for developers. The commercial real estate segment involves holding foreclosed and acquired real estate for appreciation and the production of income. The real estate financing segment involves non-discounted notes held by the Company by virtue of financing the sales of Company assets and providing bridge financing on real estate projects in which the Company may participate.

          "Unallocated" represents activities that are general corporate in nature and do not relate specifically to any one segment. Unallocated segment assets comprise cash, a related party note receivable, prepaid assets and property and equipment. Unallocated revenue consists of interest income generated from overnight money market invested funds and miscellaneous other income.

          Financial information by reportable operating segment for the years ended December 31, 2002 and 2001 are as follows:

                                                   Year Ended December 31, 2002
                            ---------------------------------------------------------------------------------
                                                        Commercial
                             Purchased    Investment        Real     Real Estate
                            Asset Pools   Real Estate      Estate     Financing    Unallocated      Totals
                            ------------  ------------  ------------  ----------  -------------  ------------
Revenue                     $    421,113  $  1,569,147  $ 2,722,157   $  822,687  $      36,515  $  5,571,619
Equity in net earnings
  of joint ventures                    -       181,782            -            -              -       181,782
Segment profit (loss)             14,361       147,387   (1,048,939)     643,676    (428,636  )    (672,151 )
Extraordinary item                     -             -      430,000            -              -       430,000
Assets of joint ventures,
  equity method                        -     2,194,168            -            -              -     2,194,168
Segment assets                 1,418,069     3,965,976    7,272,239    6,035,488        972,213    19,663,985
Depreciation and
  amortization                         -             -      186,829            -         17,135       203,964
Capital expenditures                   -     1,821,362    1,041,079            -         38,536     2,900,977
Investment in
  segment assets                       -             -            -    3,286,969              -     3,286,969
Interest expense                       -       158,718      172,095            -         36,128       366,941

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 14 - SEGMENT REPORTING (CONTINUED)

                                                    Year Ended December 31, 2001
                           ----------------------------------------------------------------------------------
                                                        Commercial
                            Purchased     Investment       Real      Real Estate
                           Asset Pools   Real Estate      Estate      Financing     Unallocated     Totals
                           ------------  ------------  ------------  ------------  -------------  -----------
Revenue                    $  2,691,317  $  2,105,022  $ 2,668,010   $    505,933  $      27,859  $ 7,998,141
Equity in net earnings
  of joint ventures                   -        38,786            -              -              -       38,786
Segment profit (loss)         2,142,012       889,549     (818,088)       446,562    (372,495  )    2,287,540
Asset of joint ventures,
  equity method                       -     1,763,505            -              -              -    1,763,505
Segment assets                1,573,942     3,398,652    6,819,706      6,102,230      2,010,985   19,905,515
Depreciation and
  amortization                        -             -      185,134              -         18,025      203,159
Capital expenditures                  -     2,109,281    1,217,807              -         25,201    3,352,289
Investment in
  segment assets                  9,530             -            -      6,302,021              -    6,311,551
Interest expense                    432        51,931      230,389              -         75,054      357,806

NOTE 15 - REVENUE CONCENTRATIONS

          During the year ended December 31, 2001, the Company recorded net gains from two transactions which amounted to 25.7% and 22.5%, of total revenue for the year. There were no such gains or concentrations recorded during the year ended December 31, 2002.

NOTE 16 - SUBSEQUENT EVENTS

          Notes receivable in default
          ---------------------------

          During March 2003, a borrower defaulted under the terms of two real estate bridge financing notes totaling $3,751,969 and immediately filed for bankruptcy protection to prevent foreclosure on the underlying collateral by the Company. The Company has a first lien and security position in two parcels of real estate that secure the notes receivable. The borrower is currently evaluating other sources of capital to repay the amounts borrowed. Management of the Company believes that if foreclosure should occur the value of the real estate collateral will exceed the amount of the notes receivable balances and no impairment will result.

          As referred to in Note 5, in conducting its real estate bridge lending activities, the Company generally secures financing of up to 80% of the amount of the note receivable advance which in turn is secured by the underlying real estate. As of December 31, 2002, the Company had notes payable of $2,705,480 outstanding with third party financial institutions related to the notes receivable that are in default. A note payable of $1,400,933 was repaid during January 2003 with funds borrowed from related parties who assumed the first lien position on these notes. Of the remaining $1,304,514 outstanding, $1,040,000 is guaranteed by an officer of the Company (see Note 6).

                           RAMPART CAPITAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


NOTE 16 - SUBSEQUENT EVENTS (CONTINUED)

          Equity investees
          ----------------

          During January 2003, the general partner of West Lake Houston 470, who is also the developer, defaulted on its obligation to fund interest and property tax obligations of the Partnership and was removed as the general partner. Correspondingly, the provisions of the partnership agreement provide that in the event of a default by the general partner, its 50% interest would be forfeited to the remaining venturers. Accordingly, the Company became the 100% owner of the partnership. At December 31, 2002, total assets and total liabilities were $4,127,482 and $3,196,250, respectively. Had this Partnership been consolidated as of December 31, 2002 the Company's condensed pro forma balance sheet as of December 31, 2002 would be as follows:

                                                              December 31,
                                                                  2002
                                                              -------------
                                    Assets
              Cash                                            $     567,771
              Purchased asset pools                                 717,960
              Commercial and investment real estate               4,239,111
              Notes Receivable                                    5,888,139
              Other assets                                          193,181
                                                              -------------

                Current assets                                   11,606,162
                                                              -------------

              Property and equipment, net                           360,849

              Purchased asset pools, net of current portion         700,109
              Commercial and investment real estate,
                net of current portion                            9,868,676
              Notes receivable, net of current portion              147,347
              Other assets                                          177,090
                                                              -------------

              Total investments and other long-term assets       11,254,071
                                                              -------------

              Total assets                                    $  22,860,233
                                                              -------------

                    Liabilities and Stockholders' Equity

              Accounts payable and accrued expenses           $     814,613
              Notes payable                                      10,602,445
                                                              -------------

              Total liabilities                                  11,417,058
                                                              -------------

              Total stockholders' equity                         11,443,175
                                                              -------------

                  Total liabilities and stockholders' equity  $  22,860,233
                                                              -------------

          The Partnership had no operations during the years ended December 31, 2002 and 2001, thus the pro forma statements of operations of the Company for the years ended December 31, 2002 and 2001 are the same as what has been reported giving effect to the transaction as if it had occurred as of January 1, 2001.