Form 10KSB/A
period 2002-12-31
RAMPART CAPITAL CORP
filed 2003-04-30
CIK 1074681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM - 10KSB/A

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

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer on April 24, 2003, was approximately $780,185 (based upon the last sales price of $1.30 per share as reported on the American Stock Exchange on such date). For purposes of this calculation, all executive officers, directors and 5% beneficial owners of the issuer were deemed affiliates. Such determination should not be deemed an admission by such officers, directors and beneficial owners that they are, in fact, affiliates of the issuer.

     The number of shares of the issuer's common stock, $0.01 par value, outstanding as of April 24, 2003, was 2,905,143.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [x]

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE
     None.
                                EXPLANATORY NOTE

We are amending our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed with the SEC on March 28, 2003 (the "2002 Form-10-KSB"), to provide information required to be set forth in Items 9, 10, 11, 12 and 13 in
Part III of the 2002 Form 10-KSB and to add a new Exhibit 99.2 to the Index of Exhibits to reflect the certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith. We have made no further changes to the 2002 Form 10-KSB.

                                       RAMPART CAPITAL CORPORATION
                                    For Year Ended December 31, 2002


                                           TABLE OF CONTENTS
                                             FORM 10-KSB/A

                                                PART III


ITEM                                                                                                   PAGE
9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
      of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

10.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. .   6

12.   Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . . . . .   7

13.   Exhibits, List and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS - the Company has six directors and all director positions are up for election at each annual meeting:

CHARLES W. JANKE, age 58, has been Chairman, Chief Executive Officer, and a director of Rampart since its organization in March 1994. He also served as Rampart's President from its organization until January 1, 1999, when he relinquished that position to Mr. Carpenter. Prior to the organization of Rampart, Mr. Janke's primary activity was private investments. During 1992 and 1993, Mr. Janke invested in Laidlaw Holdings, Inc., a securities investment firm. During this period he provided mezzanine and bridge financing for several firms, all of which became listed on the Nasdaq Stock Market. Mr. Janke's ownership in Laidlaw Holdings, Inc. was less than 1% and he has no current ownership. During the period 1989 through 1992, Mr. Janke provided acquisition funding for a company that acquired in excess of $400 million in residential mortgage portfolios in association with a major securities firm. After a brief retirement, he funded the start-up of Rampart and became active in our management. For the period 1975 through 1985, Mr. Janke was a shareholder and officer of Centurian National Group, Inc., a cemetery and funeral home holding company, which was acquired by Service Corporation International, a public corporation.

J. H. CARPENTER, age 61, was elected President and Chief Operating Officer effective January 1, 1999. He has been Vice President and a director since the organization of Rampart in March 1994. For the period October 1991 through March 1994, Mr. Carpenter was a shareholder and president of two closely held corporations that acquired commercial debt from the Resolution Trust Corporation and the Federal Deposit Insurance Corporation. During the period 1989 to October 1991, Mr. Carpenter was associated with a company that acquired, in conjunction with a major securities firm, and sold over $400 million in residential mortgage portfolios. From 1970 through 1981, Mr. Carpenter was Vice President and Treasurer of Camco, Incorporated, a publicly traded oil tool manufacturing company.

JAMES W. CHRISTIAN, age 48, was elected a director of Rampart effective January 1, 1999. Mr. Christian is a member of the Houston, Texas law firm of Christian & Smith L.L.P. where he has practiced since 1990. Mr. Christian specializes in litigation, corporate and real estate law.

JAMES J. JANKE, age 48, was elected a director of Rampart in 1996. Mr. Janke is Vice President and General Manager of a top 100 Ford dealership where he has been employed since 1976. He serves on the board of directors of the Texas Auto Dealers Association, the Houston Livestock Show and Rodeo, a charitable organization, and the Better Business Bureau of Houston. Charles W. Janke and James J. Janke are brothers.

W. F. MOSLEY, age 53, was elected as a director of Rampart in May 2002. He has been a principal and director of W. F. Mosley, Inc., a certified public accounting firm, since 1981. Mr. Mosley is a Certified Public Accountant and is a tax practitioner. He is also a director and investor in Southwest Commerce Partners, Inc., which invests in various business opportunities.

MICHAEL V. RONCA, age 49, was appointed as a director of Rampart in March 2003 to replace former director Robert A. Shuey, IV. Mr. Ronca has been a private investor and consultant from 2002 to present. Mr. Ronca serves on the board of directors of NewGen Communications, Inc., a privately held company which provides broadband videophone and data networks, and Neighborhood Centers Inc., a Houston area charitable organization.

EXECUTIVE OFFICERS - the Company has 3 executive officers, of which two are also directors:

CHARLES F. PRESLEY, age 53, was elected Vice President and Chief Financial Officer in December 1998 to be effective January 1, 1999 and was the controller for Rampart from March 1996. He is responsible for accounting, federal and state tax compliance, internal controls, and also has investigation and litigation support responsibilities. For the 15 years prior to his tenure with Rampart, Mr. Presley was the principal practitioner in a Certified Public Accounting practice in Houston, Texas. He has been a Director of the Northwest Harris County Municipal Utility District Number 21, since 1994. He has been a Certified Public Accountant since 1978 and a Diplomate of the American Board of Forensic Accounting since 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE - Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, executive officers and persons who beneficially own 10% or more of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. Based solely on our review of copies of such reports and written representations that no other reports were required, we believe that during 2002 all our directors and executive officers and 10% or greater shareholders complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION - The following table sets forth the compensation awarded to, earned by, or paid to the Chief Executive Officer and the other officers of Rampart who received compensation of over $100,000 for the fiscal years ended December 31, 2002, 2001 and 2000 (the "Named Executive Officers"):

                       SUMMARY COMPENSATION TABLE


                                   ANNUAL COMPENSATION
NAME AND                 FISCAL  ----------------------     ALL OTHER
PRINCIPAL POSITION        YEAR     SALARY       BONUS     COMPENSATION
-----------------------  ------  -----------  ---------  --------------

Charles W. Janke           2002  $   203,886         --  $     6,000(1)
Chairman of the Board      2001      203,886         --        6,000(1)
Chief Executive Officer    2000      200,000         --        6,000(1)
-----------------------------------------------------------------------
J. H. Carpenter            2002  $   202,659         --  $     6,000(1)
President                  2001      202,659         --        6,000(1)
Chief Operating Officer    2000      202,659         --        6,000(1)
-----------------------------------------------------------------------
Charles F. Presley         2002  $   125,000         --  $     5,842(2)
Vice-President             2001      125,000         --        5,939(2)
Chief Financial Officer    2000      125,000         --        5,640(2)

---------------
(1)  Rampart  matching  contribution  to  retirement  plan.
(2) Rampart matching contribution to retirement plan of $3,750 for each year and $2,092, $2,189, and $1,890 of reimbursements for medical insurance premiums for 2002, 2001, and 2000, respectively.

OPTION GRANTS IN LAST FISCAL YEAR - No options were granted during the fiscal year ended December 31, 2002.

AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES - None of the Named Executive Officers exercised any stock options in 2002 and none of the stock options owned by the Named Executive Officers were in-the-money at 2002 fiscal year-end.

RETIREMENT PLAN - Effective January 1, 2000, all of our employees may participate in an IRS Section 408(p) SIMPLE (Savings Incentive Match Plan for Employees of Small Employers). We elected to match participating employee contributions to the plan up to a maximum of 3% of the employee's compensation. In no event may our contribution on behalf of any employee exceed the limit set by the IRS (currently $6,000 per year). The employee's elective contributions are made on a pre-tax basis and each employee may choose the equities in which to invest both the employee's and Rampart's contributions. Both the employee and Rampart's contributions are immediately vested and are payable to the employee or their designated beneficiary upon termination of employment.

COMPENSATION OF DIRECTORS - Directors who are also employees do not receive any remuneration in their capacity as directors. Non-employee directors received travel expense reimbursement and $1,000 per meeting attended, $500 per meeting telephonically attended, and $1,500 for the Annual Meeting of Shareholders and the board meeting immediately following. The Chairman of the Audit Committee receives an additional $4,000 per year.

On January 11, 2000, directors James W. Christian, James J. Janke, and former director Robert A. Shuey IV were granted a five-year non-qualified stock option to purchase 1,000 shares of common stock for a price per share equal to the closing price, as quoted on the American Stock Exchange, on the date granted. The closing price per share on January 11, 2000 was $3.75. On October 13, 2000, director James Janke and former director Robert Shuey were granted stock options to purchase 9,000 shares of common stock and director James W. Christian was granted an option to purchase 14,000 shares of common stock for a share price equal to $3.50 per share. The closing share price, as quoted on the American Stock Exchange for October 13, 2000, was $1.75. The October 13, 2000 options expired June 30, 2002.

EMPLOYMENT AGREEMENTS - We do not have written employment contracts with any of our Named Executive Officers. However, since 1996, in addition to his other duties, Charles Presley has performed, and continues to perform, services for Rampart to facilitate the collection of certain defaulted obligations owned by Rampart and to facilitate realization from other assets. Mr. Presley has an oral arrangement with Rampart whereby he is entitled to receive from one to five percent, net of costs, of any amounts realized by Rampart with respect to such assets. During 2001, 2000, and 1999, Mr. Presley received $0, $8,561, and $0 respectively under this arrangement. These amounts are included in the salary amounts reported in the table above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of  May 5, 2003, information with respect to
(a) each person (including any "group" as the term is used in section 13(d)(3) of the Securities Exchange Act of 1934) who we know to be the beneficial owner of more than 5% of our outstanding Common Stock and (b) the number of shares and percentage of our Common Stock owned by nominees for director and by each of our directors and executive officers individually and as a group. We believe that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                               SHARES OF COMMON STOCK
                                                             -------------------------
                                                                BENEFICIALLY OWNED
                                                             -------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                        NUMBER       PERCENT
-----------------------------------------------------------  ------------  -----------
Charles W. Janke (2)                                            1,500,000        51.6%
     16401 Country Club Drive, Crosby, Texas 77532
J. H. Carpenter (3)                                               760,000        26.2%
     16401 Country Club Drive, Crosby, Texas 77532
Charles F. Presley (4)                                             45,000         1.5%
James J. Janke                                                      1,000           *
James W. Christian                                                  1,000           *
W. F. Mosley                                                            0           *
Michael V. Ronca                                                        0           *
-----------------------------------------------------------  ------------  -----------
All Executive Officers and Directors as a group (7 persons)     2,307,000        79.4%

---------------
*    LESS  THAN  ONE  PERCENT  OF  OUTSTANDING  SHARES.
     (1) The table is based on information supplied by the officers, directors, and principal shareholders and reporting forms, if any, filed with the Securities and Exchange Commission on behalf of such persons. A person is deemed to beneficially own shares of common stock underlying options, warrants or other convertible securities if the person can acquire the stock within sixty days of the date of this proxy statement.
     (2) 1,500,000 of Mr. Janke's shares are owned by a family limited partnership of which Mr. Janke is the general partner.
     (3) The majority of Mr. Carpenter's shares (600,000 shares) are owned by a family limited partnership, the general partner of which is a closely held corporation whose stock is owned by trusts for the benefit of Mr. Carpenter's children and grandchildren. Mr. Carpenter is sole director and officer of that corporation and has voting power over its stock. A solely owned corporation controlled by Mr. Carpenter owns 152,000 shares. Mr. Carpenter personally owns 8,000 shares.
     (4) Mr. Presley owns 25,400 shares and Mr. Presley's IRAs own 19,600 shares.

For our equity compensation plans, the following table shows, at the end of fiscal year 2002, (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of such options, warrants and rights, and (c) the number of securities remaining available for future issuance under the plans excluding those issuable upon exercise of outstanding options, warrants and rights.

                               EQUITY COMPENSATION PLAN INFORMATION


                                                                           NUMBER OF SECURITIES
                         NUMBER OF SECURITIES                            REMAINING AVAILABLE FOR
                             TO BE ISSUED          WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                           UPON EXERCISE OF       EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                         OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY             WARRANTS AND RIGHTS    WARRANTS AND RIGHTS     REFLECTED IN COLUMN (a))
-----------------------  ---------------------  ----------------------  --------------------------

                                           (a)                     (b)                         (c)
Equity compensation
    plans approved by
    security holders. .                  3,000  $                 3.75                     372,000
Equity compensation
    plans not approved
    by security holders                      -                       -                           -
      Total . . . . . .                  3,000  $                 3.75                     372,000

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

We believe that all of the foregoing transactions were on terms no less favorable than would have been received at the time of the transaction if transacted with unaffiliated third parties. Any future transactions between Rampart and its officers and directors, principal shareholders and affiliates, will be approved by a majority of the board of directors, including a majority of the independent, disinterested outside directors. These future transactions will be on terms no less favorable to Rampart than could be obtained from unaffiliated third parties.

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

                                         Date:  April 29, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ C. W. JANKE                               April 29, 2003
    C. W. Janke
    Chairman of the Board
    Chief Executive Officer
    (Principal Executive Officer)

By: /s/ J. H. CARPENTER                           April 29, 2003
    J.H. Carpenter
    President
    Chief Operating Officer
    Director

By: /s/ CHARLES F. PRESLEY                        April 29, 2003
    Charles F. Presley
    Vice-President
    Chief Financial Officer
    Treasurer
    (Principal Financial and Accounting Officer)

By: /s/ JAMES W. CHRISTIAN                        April 29,  2003
    James W. Christian
    Director

By: /s/ JAMES J. JANKE                            April 29, 2003
    James J. Janke
    Director

By: /s/ WILLIAM F. MOSLEY                         April 29, 2003
    William F. Mosley
    Director

By: /s/ MICHAEL V. RONCA                          April 29, 2003
    Michael V. Ronca
    Director

CERTIFICATIONS

I, Charles W. Janke, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Rampart Capital Corporation;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:      April 29, 2003


By: /s/ C. W. JANKE
C. W. Janke
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

I, James H. Carpenter, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Rampart Capital Corporation;

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

Date:  April 29, 2003

By:  /s/ J. H. CARPENTER
J. H. Carpenter
President and
Chief Operating Officer

I, Charles F. Presley, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Rampart Capital Corporation;

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


Date:  April 29, 2003

By: /s/ CHARLES F. PRESLEY
Charles F. Presley
Vice-President,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

                           RAMPART CAPITAL CORPORATION
                             EXHIBITS TO FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                INDEX OF EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------  ------------------------------------------------------------------------------------------------------------------

    3.1  Restated Articles of Incorporation (Exhibit 3.1 to Rampart's Registration Statement on Form SB-2 (File No. 333-
         71089) and incorporated herein by reference)
    3.2  Bylaws (Exhibit 3.2 to Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)
    4.1  Form of Warrant Agreement Between Rampart and American Stock Transfer and Trust Company (Exhibit 4.1 to
         Rampart's Registration Statement on Form SB-2 (File No. 333-71089) and incorporated herein by reference)
    4.2  First Amendment to Warrant Agreement (Exhibit 4.1 to Rampart's Form 8-K filed 4/12/2001 and incorporated herein by reference)
   10.1  1998 Stock Compensation Plan  - Revised June 24, 2000(Exhibit 10.1 to Rampart's Annual Report for 1999 on
         Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
   10.2  Share Transfer Restriction Agreement (Exhibit 10.2 to Rampart's Registration Statement on Form SB-2 (File No.
         333-71089) and incorporated herein by reference)
   10.3  Twelfth (current) Amendment and Restatement of Loan Agreement with Southwest Bank of Texas, N. A. (Exhibit
         10.3 to Rampart's Annual Report for 2001 on Form-KSB (File No. 333-71089) and incorporated herein by reference).
   10.4  Loan Agreement between IGBAF, Inc. and Bank United (Exhibit 10.7 to Rampart's Annual Report for 2000 on
         Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
   10.5  Loan Agreement between Greater Houston Gulf Partners, Inc. and Southwest Bank of Texas, N. A. (Exhibit 10.8 to
         Rampart's Annual Report for 2000 on Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
   10.6  Plan of Conversion, Rampart Newport Corporation into Rampart Newport Corporation, L.L.C. United (Exhibit 10.9
         to Rampart's Annual Report for 2000 on Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
   10.7  Plan of Conversion, Rampart Services Corporation into Rampart Services Corporation, L.L.C. United (Exhibit
         10.10 to Rampart's Annual Report for 2000 on Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
   10.8  Plan of Conversion, IGBAF, INC. into IGBAF, L.L.C. United (Exhibit 10.11 to Rampart's Annual Report for 2000
         on Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
   10.9  Plan of Conversion, IGBF, INC. into IGBF, L.L.C. United (Exhibit 10.12 to Rampart's Annual Report for 2000 on
         Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
  10.10  Agreement and Plan of Merger, Rampart Properties Corporation into MCORP Properties, L.L.C. United (Exhibit
         10.13 to Rampart's Annual Report for 2000 on Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
  10.11  Agreement and Plan of Merger, Newport Fund Corporation into Newport Capital, L.L.C. United (Exhibit 10.14 to
         Rampart's Annual Report for 2000 on Form 10-KSB (File No. 333-71089) and incorporated herein by reference)
  10.12  Plan of Complete Liquidation, IGBF, L.L.C. United (Exhibit 10.15 to Rampart's Annual Report for 2000 on Form
         10-KSB (File No. 333-71089) and incorporated herein by reference)
 +10.13  Loan Agreement between SourceOne Capital Group, L.L.C. and Allied Houston Bank.
 +10.14  Modification Agreement between Southwest Bank of Texas and Greater Houston Gulf Partners, Ltd.
  +21.1  Subsidiaries of Registrant
  +23.1  Consent of Pannell Kerr Forster of Texas, P.C., Certified Public Accountants
  +99.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.
  *99.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

---------------
     + Filed previously with the Rampart Capital Corporation Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed with the SEC on March 28, 2003.
     *    Filed herewith.