Form 10QSB
period 2003-03-31
RAMPART CAPITAL CORP
filed 2003-05-15
CIK 1074681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM - 10QSB

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of May 9, 2003, the registrant had 2,905,143 shares of common stock outstanding after deduction of 144,857 shares of treasury stock.

Transitional Small Business Disclosure Format (check one):
     Yes   [ ]
     No    [x]

                                                  INDEX


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements                                                                               Page No.
        Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002 (audited) . . . . .     1
        Unaudited Consolidated Statements of Operations for the Three Months ended March 31, 2003 and 2002.     3
        Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31, 2003 and 2002.     4
        Notes to the Unaudited Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . .     5

Item 2. Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . . . . . . . .     7

Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                    RAMPART CAPITAL CORPORATION

                                    CONSOLIDATED BALANCE SHEETS

                                               ASSETS


                                                               MARCH 31, 2003    DECEMBER 31, 2002
                                                              ----------------  -------------------
                                                                (UNAUDITED)          (AUDITED)
Current assets
  Cash and cash equivalents                                   $        437,322  $           558,559
  Purchased asset pools                                                402,960              717,960
  Commercial real estate                                             3,272,344            3,611,683
  Investment real estate                                               616,956              627,428
  Notes receivable - real estate financing                           5,430,118            5,444,811
  Notes receivable - other                                             257,355              431,732
  Notes receivable - related parties                                   105,819               11,597
  Other current assets                                                 246,346              193,182
                                                              ----------------  -------------------

    Total current assets                                            10,769,220           11,596,952
                                                              ----------------  -------------------

Property and equipment, net                                            336,995              360,849

Investments and other long-term assets
  Purchased asset pools, net of current portion                        657,142              700,109
  Commercial real estate, net of current portion                     2,437,462            3,343,089
  Investment real estate, net of current portion                     5,890,645            1,594,380
  Investment in real estate joint ventures                             820,225            1,744,169
  Notes receivable - related parties, net of current portion            35,419              147,347
  Other long-term assets                                               105,818              177,090
                                                              ----------------  -------------------

Total investments and other long-term assets                         9,946,711            7,706,184
                                                              ----------------  -------------------

Total assets                                                  $     21,052,926  $        19,663,985
                                                              ----------------  -------------------


See Notes to Consolidated Financial Statements

                              LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            MARCH 31, 2003    DECEMBER 31, 2002
                                                           ----------------  -------------------
                                                             (UNAUDITED)          (AUDITED)

Current liabilities
  Accounts payable and accrued expenses                    $       677,678   $          814,363
  Notes payable                                                  3,621,262            6,297,203
  Notes payable - related parties                                2,441,004            1,056,019
                                                           ----------------  -------------------

    Total current liabilities                                    6,739,944            8,167,585
                                                           ----------------  -------------------

Notes payable, net of current portion                            3,215,892               53,223
                                                           ----------------  -------------------

    Total liabilities                                            9,955,836            8,220,808
                                                           ----------------  -------------------

Commitments and contingencies                                            -                    -

Stockholders' equity
   Preferred Stock, $.01 par value; 10,000,000 shares authorized; none issued

   Common stock, $.01 par value; 10,000,000 shares
      authorized; 3,050,000 shares issued and outstanding           30,500               30,500
   Additional paid-in-capital                                    6,194,255            6,194,255
   Retained earnings                                             5,250,834            5,596,921
   Treasury stock, 144,857 shares, at cost                        (378,499)            (378,499)
                                                           ----------------  -------------------

Total stockholders' equity                                      11,097,090           11,443,177
                                                           ----------------  -------------------

Total liabilities and stockholders' equity                 $    21,052,926   $       19,663,985
                                                           ----------------  -------------------


See Notes to Consolidated Financial Statements

                                   RAMPART CAPITAL CORPORATION

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (UNAUDITED)


                                                           THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------------
                                                              2003              2002
                                                        -----------------  ---------------
Net gain on collections on asset pools                  $        710,578   $      175,775
Commercial ventures income                                       995,455          518,147
Investment real estate income                                     85,093           66,187
Equity in earnings of investment real estate ventures            (42,936)          27,941
Real estate bridge lending income, net                           334,303           89,023
Other financing income (loss), net                               (10,190)         (43,398)
Interest income                                                    1,055            1,870
Other income                                                      42,400            5,400
                                                        -----------------  ---------------

     Total revenue                                             2,115,758          840,945
                                                        -----------------  ---------------

Costs of real estate sales                                       423,252            3,426
Operating and other costs                                        576,882          458,178
                                                        -----------------  ---------------

     Total cost of sales                                       1,000,134          461,604
                                                        -----------------  ---------------

     Gross Profit                                              1,115,624          379,341
                                                        -----------------  ---------------

General and administrative expenses                              631,954          601,550
Interest expense                                                  87,583           37,243
Minority interests                                                     -           (8,272)
Loss on impairment of long-lived assets                          742,174                -
                                                        -----------------  ---------------
     Total operating expense                                   1,461,711          630,521
                                                        -----------------  ---------------

Loss before income tax benefit
  and extraordinary item                                        (346,087)        (251,180)
Income tax benefit                                                     -           50,000
                                                        -----------------  ---------------
Net loss before extraordinary item                              (346,087)        (201,180)
                                                        -----------------  ---------------
Extraordinary item, extinguishment of debt,
   net of taxes                                                        -          430,000
                                                        -----------------  ---------------
Net income (loss)                                       $       (346,087)  $      228,820
                                                        -----------------  ---------------
Basic and diluted earnings (loss) per common share:
  Net loss from operations before
     extraordinary item                                 $          (0.12)  $        (0.07)
  Extraordinary item                                                   -             0.15
                                                        -----------------  ---------------
  Net income (loss) per common share                    $          (0.12)  $         0.08
                                                        -----------------  ---------------

Basic and diluted weighted  average common
   shares outstanding                                          2,905,143        2,905,143
                                                        -----------------  ---------------


See Notes to Consolidated Financial Statements

                                 RAMPART CAPITAL CORPORATION

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (UNAUDITED)


                                                                        THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                  --------------------------
                                                                      2003          2002
                                                                  ------------  ------------
Cash flows from operating activities:
Net income (loss)                                                 $  (346,087)  $   228,820
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
   Depreciation                                                        57,584        50,309
   Amortization of cost of asset pools                                357,100        74,205
   Amortization of deferred gain on joint venture assets              (26,137)      (47,968)
   Cost of commercial real estate sold                                386,336             -
   Cost of investment real estate sold                                 36,916             -
   Change in loan loss reserve, related parties                        21,866       120,000
        Equity in (earnings) loss of real estate joint ventures        42,936       (27,941)
        Loss on impairment of long-lived assets                       742,174             -
        Minority interests                                                  -        (8,272)
        Deferred Taxes                                                      -       (50,000)
        Extraordinary item                                                  -      (430,000)
Changes in operating assets and liabilities
  Other assets                                                         18,108      (246,950)
  Accrued interest income                                               9,887           318
  Accrued interest income, related parties                             (4,924)       (4,373)
  Accounts payable and accrued expenses                              (136,685)     (219,957)
  Accrued interest expense                                             52,868         8,724
                                                                  ------------  ------------
    Net cash provided by (used in) operating activities             1,211,942      (553,085)
                                                                  ------------  ------------

Cash flows from investing activities:
  Purchase of commercial real estate                                  (14,026)     (662,153)
  Purchase of investment real estate                                  (57,480)      (41,366)
  Real estate joint ventures:
       Investments                                                   (240,977)     (126,000)
       Distributions                                                  180,020        88,929
  Notes receivable:
       Advances                                                             -      (525,000)
       Collections                                                    179,181       204,376
  Proceeds from notes receivable from related parties                     764             -
  Purchase of notes receivable from related parties                         -      (110,000)
  Purchase of property and equipment                                   (3,507)      (19,778)
                                                                  ------------  ------------
    Net cash provided by (used in) investing activities                43,975    (1,190,992)
                                                                  ------------  ------------

Cash flows from financing activities:
  Proceeds from notes payable to related parties                    1,400,000       100,000
  Payments on notes payable to related parties                        (15,015)      (20,841)
  Proceeds from notes payable                                               -       950,522
  Payments on notes payable                                        (2,762,139)       (9,915)
                                                                  ------------  ------------
    Net cash provided by (used in) financing activities            (1,377,154)    1,019,766
                                                                  ------------  ------------

Net decrease in cash                                                 (121,237)     (724,311)

Cash at beginning of period                                           558,559     1,071,223
                                                                  ------------  ------------

Cash at end of period                                             $   437,322   $   346,912
                                                                  ------------  ------------


See Notes to Consolidated Financial Statements

                          RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                                  (UNAUDITED)


NOTE 1 -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          Interim financial information
          -------------------------------

               The accompanying unaudited consolidated financial statements have been prepared without audit in accordance with accounting standards generally accepted in the United States of America for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations of interim periods are not necessarily indicative of results to be expected for an entire year. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

          Principles of Consolidation
          ---------------------------

               The consolidated financial statements include the assets of Rampart Capital Corporation and its wholly owned subsidiaries (herein referred to as "Rampart" or the "Company"). As of March 31, 2002 the Company owned a 100% interest in a partnership that is reported using the full consolidation method. Before March 31, 2002 the Company owned a 51% interest in the partnership and reported the ownership interests of minority participants as minority interest. The consolidated financial statements of the Company include 100% of the assets and liabilities of the partnership. As of March 31, 2002, when the Company became the 100% owner of the partnership interest, all minority interest was eliminated and became part of the Company's investment in the partnership.

               The Company has an undivided 50% ownership interest in the Newport real estate project. The project is being reported as a joint venture and is being accounted for using the equity method of accounting since the Company exercised significant influence, but not financial or operating control over the joint venture.

               In December of 2001, the Company purchased a 50% interest in a real estate development partnership. During the first quarter of 2003 the Company became the 100% owner of the partnership interest. Before becoming the 100% owner the Company accounted for this entity using the equity method of accounting. During the first quarter of 2003, as a result of becoming the 100% owner of the partnership interest, the Company began using the full consolidation method of accounting for the assets and liabilities of this entity.

          Real estate financing
          ---------------------

               Revenues from real estate financing, which include both real estate bridge lending and other financing, are reported net of direct financing costs, primarily interest expenses, associated with the financing of each project. The gross real estate financing revenues and financing costs for the three months ending March 31, 2003 and 2002 were as follows:

                          RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                                  (UNAUDITED)

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                           ------------------------
                                              2003         2002
                                           ----------  ------------
Gross real estate bridge lending revenues  $ 445,878   $   166,368
Less: Bridge lending costs                  (111,575)      (77,345)
                                           ----------  ------------

Real estate bridge lending income, net     $ 334,303   $    89,023
                                           ==========  ============

Gross other financing revenues             $  11,676   $    76,602
Less: Other financing costs                  (21,866)     (120,000)
                                           ----------  ------------

Other financing income (loss), net         $ (10,190)  $   (43,398)
                                           ==========  ============


          Other income
          --------------

               Other income is comprised of investment income and miscellaneous revenue. Revenue is recognized as earned.

          Impairment of long-lived assets
          -----------------------------------

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

               The Company evaluates its portfolio of long-lived assets for impairment on a periodic basis or when there is an indication that an impairment has occurred. During the first quarter of 2003, the Company recognized an impairment loss of $742,174 on the Newport Golf Course and Conference Center. Despite significant marketing efforts and improvements made to the Golf Course and Conference Center after it was acquired in 1999, and recent improvements made to the golf course in late 2002, the Company continues to incur losses managing this operation. The impairment was based on a current restricted appraisal dated May 5, 2003, which valued the Golf Course and Conference Center at between $2,200,000 and $2,500,000. The decline in appraised value is due to the suppressed golf market in the entire Houston area resulting from a downturn in the overall economy and an overbuilding of golf courses in the Houston market.

          Assets held for sale
          -----------------------

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

NOTE 3 -  ACQUISITIONS

          On January 7, 2000, the Company finalized the acquisition of a 51% interest in Greater Houston Gulf Partners, LTD (the "Partnership). The Partnership was formed to acquire, own and manage a townhome redevelopment project (the "Project"). In connection with the Project's initial acquisition, the Company made a loan to the Partnership for $1.1 million to provide financing for the acquisition of the Project. The balance of the Project purchase price and developmental funds were provided to the Partnership by a bank loan in the amount of $2.9 million and additional loans of $1.4 million from the partners. Subsequently, the bank loan was reduced by flood insurance proceeds and renewed at $1.8 million. On March 31, 2002, the minority partners forgave $660,000 in debt to the Partnership and the Company assumed a 100% ownership interest in the Partnership. The extraordinary gain was recorded net of an adjustment of approximately $230,000 representing the holding cost of the townhome units, which are reported at the lower of cost or market value.

NOTE 4 -  NOTES  RECEIVABLE  IN  DEFAULT

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

          As referred to in Note 5, in conducting its real estate bridge lending activities, the Company generally secures financing of up to 80% of the amount of the note receivable advance which in turn is secured by the underlying real estate. As of March 31, 2003, the Company had notes payable of $1,300,000 outstanding with third party financial institutions related to the notes receivable that are in default of which $1,040,000 is guaranteed by an officer of the Company (see Note
          5).

NOTE 5 -  RELATED PARTY ACTIVITIES

          Related party transactions
          ----------------------------

          A director and an officer of the Company are partners, along with other non-related individuals, in a partnership which holds a 6.75% net cash profits interest in two of the Company's purchased asset pools. As of March 31, 2003, undistributed net profits of $115,505 are owed to this partnership and will be paid when collections are received. During the three months ended March 31, 2003, the Company paid a total of $0 representing the partnership's participation in cash collections on these asset pools.

          During October 2002, the Company secured a $1,300,000 note from a financial institution. As a component of the terms of the loan, an officer of the Company pledged 600,000 shares of personally owned common stock of the Company to guarantee $1,040,000 of the loan amount. The officer received compensation of $52,000 during 2002, or 5% of the guaranteed amount, as a fee for the pledge.

          Notes payable related parties
          --------------------------------

          From time to time, the Company enters into note payable agreements with certain related parties, some of which are officers and directors of the Company, to provide working capital necessary to conduct its ongoing business affairs. Generally these second lien notes have a term not to exceed 12 months and bear interest at a fixed rate of 18% per annum. During the three months ended March 31, 2003 and 2002, the Company received proceeds from borrowings of $1,400,000 and $100,000, respectively, and repaid $15,015 and $20,841, respectively, under the terms of these related party note agreements. The total outstanding as of March 31,2003 was $2,441,004. For the three months ended March 31, 2003 and 2002, total interest accrued and paid was $87,746 and $37,492, respectively.

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

          The outstanding notes receivable from related parties plus accrued interest was $540,074 and $544,447 at December 31, 2002 and March 31, 2003, respectively. During the year ended December 31, 2002, and again during the first quarter of 2003, the fair value of the underlying collateral of these notes was determined to be impaired. In accordance with SFAS No. 114, the Company provided an allowance of $120,000 during 2002 and an additional allowance of $21,866 during the first quarter of 2003 to reduce the notes to their estimated net realizable value. There were no principal or interest payments received during the year ended December 31, 2002 or during the first quarter ended March 31, 2003.

          During the year ended December 31, 2002, the Company entered into a 15-year note receivable of $110,000 with an officer of the Company. The note bears interest at a rate of prime plus 2% (6.25% at March 31, 2003) and matures on March 15, 2017. The note is secured by residential real estate. Total principal and interest payments received on this note were $1,886 during the three months ended March 31, 2003. Total interest income earned on this note during the three months ended March 31, 2003 was $1,660. This note was paid in full during April, 2003.

NOTE 6 -  SEGMENT REPORTING

          The Company operates in four business segments: (i) collections of purchased asset pools, (ii) commercial real estate ventures, (iii) investment real estate and joint ventures and (iv) real estate financing. The purchased asset pools segment involves the acquisition, management, servicing and realization of income from collections on or sales of portfolios of undervalued financial assets, and in some instances, real estate the Company may acquire as part of an asset pool or by foreclosing on the collateral underlying an acquired real estate debt. The commercial real estate ventures segment involves holding foreclosed and acquired improved real estate for appreciation and the production of income. The investment real estate and joint ventures segment involves holding foreclosed and acquired unimproved real estate for future appreciation and acquiring unimproved real estate in conjunction with short-term funding for developers. The real estate financing segment is comprised of short-term financing of real estate ("bridge lending") at high yields and real estate notes held by the Company from financing the sale of Company assets. The notes are fully secured by real estate or other collateral. "Unallocated" represents activities that are general corporate in nature and do not relate specifically to any one segment. Unallocated segment assets consist of cash, prepaid assets and non-segmental property and equipment. Unallocated revenue consists of interest income generated from overnight money market invested funds and miscellaneous other income. Financial information by reportable operating segment is as follows:

                                                    As of and for the Three Months Ended March 31, 2003
                                          -----------------------------------------------------------------------
                                           Purchased     Commercial     Investment    Real Estate
                                          Asset Pools    Real Estate    Real Estate    Financing     Unallocated      Totals
                                          ------------  -------------  -------------  ------------  -------------  ------------

          Revenue                         $    710,578  $    995,455   $     42,157   $    324,113  $     43,455   $ 2,115,758
          Equity in losses of
            real estate joint ventures               -             -        (42,936)             -             -       (42,936)
          Segment profit (loss)                574,123    (1,078,727)      (114,320)       284,766       (11,929)     (346,087)
          Assets of real estate joint
             ventures, equity method                 -             -      1,270,225              -             -     1,270,225
          Identifiable assets                1,060,102     6,007,855      7,327,826      5,828,711       828,432    21,052,926
          Depreciation and amortization              -        53,150              -              -         4,434        57,584
          Capital expenditures                       -        14,026              -              -         3,507        17,533
          Investment in segment assets               -             -        298,457              -             -       298,457
          Interest expense                           -        59,461         26,653              -         1,469        87,583

                                                     As of and for the Three Months Ended March 31, 2002
                                          ---------------------------------------------------------------------
                                           Purchased     Commercial     Investment    Real Estate
                                          Asset Pools    Real Estate    Real Estate   Financing    Unallocated      Totals
                                          ------------  -------------  -------------  ----------  -------------  ------------

          Revenue                         $    175,775  $    518,147   $     94,128   $   45,625  $      7,270   $   840,945
          Equity in earnings of
            real estate joint ventures               -             -         27,941            -             -        27,941
          Segment profit (loss)                 85,330      (266,843)       (17,668)      29,469       (81,468)     (251,180)
          Extraordinary item                         -       430,000              -            -             -       430,000
          Assets of real estate joint
             ventures, equity method                 -             -      1,879,910            -             -     1,879,910
          Identifiable assets                1,499,411     7,427,057      3,553,324    6,371,085     1,381,049    20,231,926
          Depreciation and amortization              -        46,344              -            -         3,965        50,309
          Capital expenditures                       -       860,743              -            -        19,778       880,521
          Investment in segment assets               -             -        170,791      635,000             -       805,791
          Interest expense                           -        21,372          6,219            -         9,652        37,243

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenues increased $1,274,813 from $840,945 during the quarter ending March 31, 2002 to $2,115,758 during the first quarter of 2003. The increase in revenues consisted of higher net gains on collections on asset pools of $534,803, increased commercial ventures revenues of $477,308, higher real estate financing revenues, net of $278,488, and higher unallocated revenues of $36,185, offset by reduced investment real estate revenues of $51,971. Higher net gains on collections on asset pools were due primarily to the collection of two major litigation claims which produced net gains of approximately $700,000 during the first quarter of 2003 for which there was no corresponding major collection on asset pools in the first quarter of 2002. Increased commercial ventures revenue was due to the sale of eight residential units at our townhome redevelopment project for $616,500 during the first quarter of 2003 for which there were no corresponding sales during the first quarter of 2002. This increase was offset by lower revenues from Newport Golf Club and Conference Center of $120,289 and lower rental revenues from our Dallas and San Antonio retail centers of $18,903 during the first quarter of 2003 as compared to the same quarter of 2002. The increase in real estate financing net revenues is due to higher yield spreads between our lending and borrowing rates, which resulted in higher net revenues of $180,354 during the first quarter of 2003 as compared to the same quarter in 2002. In addition, the Company reported loan loss impairments of $21,866 during the first quarter of 2003 compared to loan loss impairments of $120,000 reported during the first quarter of 2002. A loan loss impairment is required when the value of the asset securing the loan declines to less than the amount due on the loan. Some of our loans are secured by publicly traded stock, which declined below the carrying value of the loans and, as such, appropriate impairment losses were recognized. The amount of the impairment will be increased for any further declines in the value of the collateral, and decreased for any increases in the value of the collateral or principal reductions in the amounts of the notes receivable. On March 31, 2003 we had $5,828,713 in project loans compared to $6,371,085 on March 31, 2002. The decrease in investment real estate revenues was due to a decrease in real estate sales from the Newport project of approximately $39,000 and lower revenues from our Conroe properties of approximately $13,000. Although sales of residential lots to our joint venture partner was higher by approximately $54,000 during the first quarter of 2003 as compared to the first quarter of 2002, the Company reported a loss of approximately $93,000 from our share of the Newport joint venture which was primarily due to the incurring of over $200,000 in rollback taxes on one of its properties. The decrease in revenues from the Conroe properties was due to the fact that the Company sold these properties during 2002 and so had no corresponding rental revenues from them in the first quarter of 2003 as compared to the same quarter of 2002.

Costs of real estate sales were $419,826 higher in the quarter ended March 31, 2003 compared to the corresponding quarter in 2002. Cost of real estate sales from the townhome redevelopment project was $386,336 for the first quarter of 2003. There were no sales at the townhome project during the first quarter of 2002. In the same comparative quarters, the Company also experienced an increase in cost of real estate sales at the Newport project of $33,490 in 2003, which resulted from increased lot sales to the Company's joint venture partner.

Operating and other costs increased by $118,704 from $458,178 for the quarter ending March 31, 2002 to $576,882 for the same period in 2003. These operating cost increases were primarily the result of higher selling costs of approximately $220,000 at the townhome redevelopment project, which resulted mostly from significant selling expenses incurred on the sale of the townhome units. This increase in operating costs was partially offset by lower operating costs at Newport Golf Club and Conference Center of approximately $101,000, which was achieved by various cost cutting measures

General and administrative ("G&A") expenses increased $30,404 from $601,550 in the first quarter of 2002 to $631,954 in the same quarter of 2003. G&A expenses that increased significantly included:

     - insurance expenses, which increased by approximately $16,000 due to higher casualty and directors' and officers' liability premium rates;
     - maintenance and repair expenses, which increased by approximately $16,000 due to the Company's undertaking of a special preventive maintenance project at the townhome redevelopment project; and
     - property expenses of approximately $26,000 due to higher homeowner fee assessments at the townhome redevelopment project during 2003 compared to no such expenses during the first quarter of 2002 when such fees were being capitalized, and higher maintenance expenses at our Dallas and San Antonio retail centers.

These increases were partially offset by decreases in G&A expenses related to:

     - State of Texas franchise taxes, which were lower by approximately $28,000 in 2003 due to a lower taxable income base as compared to the taxable income base for 2002.

Minority interests expense was eliminated after the end of the first quarter of 2002 when the Company became the 100% owner of the townhome redevelopment project. During the three months ended March 31, 2002, the Company reported a reduction in total operating expenses of $8,272 from minority interest allocations for which there was no corresponding minority interest expense during the same period of 2003. Minority interests expense represents the minority partners' share of the townhome redevelopment project's revenues and expenses. The Company held a 51% ownership interest in the Partnership until March 31, 2002, when it assumed a 100% ownership interest. As a result of assuming full ownership in the project, no further minority expense from the project will be recorded in the future.

Interest expense increased $50,340 from $37,243 in the first quarter of 2002 to $87,583 for the same period in 2003. There was $30,761 more interest expense incurred at the townhome redevelopment project during the first quarter of 2003 compared to the same quarter in 2002 when interest was being capitalized while the flood restoration work was being completed. During the first quarter of 2002 approximately $96,000 in interest expense was capitalized and no interest was expensed compared to approximately $31,000 of interest expense incurred during the first quarter of 2003. Interest expense also increased at the West Lake Houston real estate project by approximately $20,000 during the first quarter of 2003 as compared to the first quarter of 2002 when the interest from this project was recorded as part of net revenues from real estate financing.

FASB No. 144 requires the impairment of costs of long -lived assets when circumstances occur that would cause the Company to realize less than the costs capitalized for that asset. The golf market in the Houston area has been affected by overbuilding and a drop in overall play resulting in continued losses and significant declines in golf property values. Despite increased marketing efforts and significant improvements to the course, the Company has experienced significant losses for the last three years. During the first quarter of 2003, the Company recognized an impairment loss of $742,174 on the Newport Golf Course and Conference Center. The impairment was based on a current restricted appraisal dated May 5, 2003, which valued the Golf Course and Conference Center at between $2,200,000 and $2,500,000. The Company expects to receive a non-restricted appraisal within the next 30 days. There was no corresponding loss impairment of any long-lived asset during the first quarter of 2002. The decline in appraised value is due to the suppressed golf market in the entire Houston area.

Our income before income taxes and extraordinary items decreased $94,907 from a loss before taxes of $(251,180) during the first quarter of 2002 to a loss of $(346,087) for the same period in 2003. The decreased income consisted of a decrease of $811,884 from commercial real estate, and a decrease of $96,652 from investment real estate. These decreases in income before taxes were offset by an increase of income of $488,793 from net gains on collections on purchased asset pools, an increase of income of $255,297 from real estate financing activities, and an increase of $69,539 in income before income taxes from revenues and expenses not allocated in any specific segment. The decrease in income before income taxes in the commercial venture segment resulted primarily from the large impairment loss of $742,174 recorded at Newport Golf Club and Conference Center during the first quarter of 2003. In addition, there was lower income of $100,123 from the townhome redevelopment project due to higher operating and maintenance costs being incurred at this project during the first quarter of 2003 as compared to the first quarter of 2002 when most expenses were still being capitalized during the flood restoration. The decrease in income before income taxes from investment real estate was almost entirely due to decreased income from the Newport joint venture of approximately $98,000 which was caused primarily by the large property rollback tax expense incurred in the first quarter of 2003 for which there was no rollback tax expense in the first quarter of 2002. The increase in income from net gains on collections of purchased asset pools was mainly due to the collection of two major litigation claims during the first quarter of 2003 for which there were no corresponding large collections on asset pools in the first quarter of 2002. Real estate financing reported higher income before taxes due to wider yield spreads between our lending and borrowing interest rates of approximately $157,000 and reduced loan impairment expenses of approximately $98,000.

Income tax benefit was $50,000 in 2002 compared to no tax benefit in 2003.

We recorded a gain on an extraordinary item of $430,000 during the first quarter of 2002 for which there was no corresponding gain in the same quarter of 2003. The gain arose from the forgiveness of debt owed by the townhome redevelopment project to one of its minority interest partners. The debt was forgiven in exchange for a sales option granting exclusive sales rights to the former minority partners of the townhome project and limiting our gain on the sale of the project for a period of 90 days, or until June 30, 2002. As part of the same option agreement, and as consideration for our not immediately foreclosing our senior debt, we were granted the remaining 49% interest in the townhome redevelopment project. The extraordinary gain was recorded net of an adjustment of approximately $230,000 representing the holding cost of the townhome units, which are reported at the lower of cost or market value.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $437,322 at March 31, 2003 compared to $558,559 at December 31, 2002.

During the first quarter of 2003, we continued to invest a substantial portion of our cash reserves in various projects, most notably was an investment of approximately $241,000 in the Newport project in order to purchase additional properties for future resale. Cash flow from real estate financing activities during the first quarter of 2003 was $179,000. Borrowings to fund our real estate financing activities for the quarter ended March 31, 2003 consisted of two renewed first lien notes from a national lending institution resulting in $2,200,000 of additional funds, bearing interest at the rate of 7% and of prime plus 1%. We also borrowed an additional $1,400,000 in first lien notes from a related group of individual investors including Charles W. Janke, our chairman and chief executive officer, In Source Financial Corporation, which is controlled by James H. Carpenter, our president and chief operating officer, and Alfred Janke, the father of Charles W. Janke. These notes bear interest at 18%, are due on January 31, 2004, and are secured by the real estate secured financing loans we originated.

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

On March 28, 2003, we renewed our revolving credit facility of $3,000,000 to mature on June 26, 2003. This revolving credit facility is secured by notes receivable and real estate in purchased asset pools, commercial and investment real estate, notes receivable from real estate financing, and equipment. Principal is payable at maturity with interest payable monthly at the bank's prime rate plus 1.0% per annum (5.25% as of March 31, 2003). Management is negotiating with other financial institutions to increase the amount of credit facilities available. The revolving credit facility provides for certain financial covenants. As of the filing date of this quarterly report, we are in compliance with these covenants.

INVESTMENTS IN REAL ESTATE JOINT VENTURES

The Company currently has an investment in a real estate joint venture which is accounted for using the equity method of accounting. Our proportionate interest in the total assets and total debt of this joint venture is approximately $3.0 million and $0.7 million, respectively. In the event of default on the debt by the joint venture, the debt of this joint venture is non-recourse to the Company.

STOCK REPURCHASE PLAN

On January 11, 2000, the Board of Directors approved a stock repurchase plan under Rule 10b-18 of the Securities Exchange Act of 1934, for the purchase of up to $2.0 million worth of our outstanding common stock in open market transactions. Acquired shares will be held as treasury stock, and will be available for future acquisitions, financing or awards as granted under our 1998 Stock Compensation Plan. At March 31, 2003, our treasury share holdings were 144,857 shares at a cost of $378,499, or $2.61 per share. We intend to continue repurchasing shares subject to SEC restrictions.

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


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See "Index of Exhibits" below which lists the documents filed as exhibits herewith.
(b) Reports on Form 8-K - registrant was not required to file a Form 8-K during the quarter ended March 31, 2003.


                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rampart Capital Corporation



By:  /s/ C. W. JANKE                           May 14, 2003
     C. W. Janke
     Chairman of the Board
     Chief Executive Officer
     (Principal Executive Officer)


By:  /s/ J. H. CARPENTER                       May 14, 2003
     J. H. Carpenter
     President
     Chief Operating Officer


By:  /s/ CHARLES F. PRESLEY                    May 14, 2003
     Charles F. Presley
     Vice-President
     Chief Financial Officer
     Treasurer
     (Principal Financial Officer)

                                 CERTIFICATIONS


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


Date:   May 14, 2003

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


Date:    May 14, 2003

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


Date:     May 14, 2003

By: /s/ CHARLES F. PRESLEY
Charles F. Presley
Vice-President,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

                           RAMPART CAPITAL CORPORATION
                             EXHIBITS TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2003

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

*10.1 Fourteenth Amendment to Loan Agreement with Southwest Bank of Texas N. A., amended March 28, 2003.

*10.2 Modification Agreement between Southwest Bank of Texas and Greater Houston Gulf Partners, Ltd.

*99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------
*    Filed herewith.