Form 10QSB
period 2003-06-30
RAMPART CAPITAL CORP
filed 2003-08-14
CIK 1074681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM-10QSB

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  June  30,  2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

                        Commission File Number:  1-15277

                           Rampart Capital Corporation
             (Exact Name of Registrant as specified in its charter)

           TEXAS                              6159                     76-0427502
-------------------------------   ----------------------------   ----------------------
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

As of August 5, 2003, the registrant had 2,905,143 shares of common stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):
     Yes   [   ]
     No    [ x ]

                                                  INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                        Page No.
         Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002 (audited) .         1
         Unaudited Consolidated Statements of Operations for the Three Months and Six Months ended
          June 30, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3
         Unaudited Consolidated Statements of Cash Flows for the Six Months ended
          June 30, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
         Notes to the Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . . .         6

Item 2.  Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . .        11

Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                          RAMPART CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                JUNE 30, 2003    DECEMBER 31, 2002
                                                               ---------------  -------------------
                                                                 (UNAUDITED)         (AUDITED)
Current assets
   Cash and cash equivalents                                   $       464,679  $           558,559
   Purchased asset pools                                               222,960              717,960
   Commercial real estate                                            2,946,420            3,611,683
   Investment real estate                                              546,550              627,428
   Notes receivable - real estate financing                          5,512,713            5,444,811
   Notes receivable - other                                            116,994              431,732
   Notes receivable - related parties                                        -               11,597
   Other current assets                                                157,939              193,182
                                                               ---------------  -------------------
     Total current assets                                            9,968,255           11,596,952
                                                               ---------------  -------------------

Property and equipment, net                                            317,765              360,849

Investments and other long-term assets
   Purchased asset pools, net of current portion                       591,912              700,109
   Commercial real estate, net of current portion                    2,468,631            3,343,089
   Investment real estate, net of current portion                    5,780,573            1,594,380
   Investment in real estate joint ventures                          1,034,139            1,744,169
   Notes receivable - related parties, net of current portion           34,868              147,347
   Other long-term assets                                              132,510              177,090
                                                               ---------------  -------------------

Total investments and other long-term assets                        10,042,633            7,706,184
                                                               ---------------  -------------------

Total assets                                                   $    20,328,653  $        19,663,985
                                                               ---------------  -------------------


See Notes to Consolidated Financial Statements

                              LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            JUNE 30, 2003    DECEMBER 31, 2002
                                                           ---------------  -------------------
                                                             (UNAUDITED)         (AUDITED)

Current liabilities
   Accounts payable and accrued expenses                   $      721,532   $          814,363
   Notes payable                                                2,694,190            6,297,203
   Notes payable - related parties                              2,432,604            1,056,019
                                                           ---------------  -------------------

     Total current liabilities                                  5,848,326            8,167,585
                                                           ---------------  -------------------

Notes payable, net of current portion                           3,201,512               53,223
                                                           ---------------  -------------------

     Total liabilities                                          9,049,838            8,220,808
                                                           ---------------  -------------------

Commitments and contingencies                                           -                    -

Stockholders' equity
   Preferred Stock, $.01 par value; 10,000,000 shares authorized; none issued

   Common stock, $.01 par value; 10,000,000 shares
      authorized; 3,050,000 shares issued and outstanding          30,500               30,500
   Additional paid-in-capital                                   6,194,255            6,194,255
   Retained earnings                                            5,432,559            5,596,921
   Treasury stock, 144,857 shares, at cost                       (378,499)            (378,499)
                                                           ---------------  -------------------

     Total stockholders' equity                                11,278,815           11,443,177
                                                           ---------------  -------------------

Total liabilities and stockholders' equity                 $   20,328,653   $       19,663,985
                                                           ---------------  -------------------


See Notes to Consolidated Financial Statements

                          RAMPART CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                          --------------------------------  -------------------------------
                                                2003             2002             2003            2002
                                          ----------------  --------------  ----------------  -------------
Net gain on collections on asset pools    $        499,676  $     153,208   $     1,210,254   $    328,983
Commercial real estate ventures income           1,081,719        608,257         2,077,174      1,126,405
Investment real estate income                      287,440        127,202           372,533        193,388
Equity in earnings of investment real
   estate ventures                                  52,182         49,614             9,246         77,555
Real estate bridge lending income, net             276,398        154,690           610,701        243,713
Other financing income (loss), net                   3,642         74,727            (6,548)        31,329
Interest income                                        660            780             1,715          2,650
Other income                                         2,400          5,400            44,800         10,800
                                          ----------------  --------------  ----------------  -------------

     Total revenue                               2,204,117      1,173,878         4,319,875      2,014,823
                                          ----------------  --------------  ----------------  -------------

Costs of real estate sales                         481,365         58,095           904,617         61,521
Operating and other costs                          592,571        499,109         1,169,453        957,287
                                          ----------------  --------------  ----------------  -------------

     Total cost of sales                         1,073,936        557,204         2,074,070      1,018,808
                                          ----------------  --------------  ----------------  -------------

     Gross Profit                                1,130,181        616,674         2,245,805        996,015

General and administrative expenses                892,809        700,635         1,524,763      1,302,185
Interest expense                                    55,647        137,686           143,230        174,929
Minority interests                                       -              -                 -         (8,272)
Loss on impairment of long-lived assets                  -              -           742,174              -
                                          ----------------  --------------  ----------------  -------------
     Total operating expense                       948,456        838,321         2,410,167      1,468,842
                                          ----------------  --------------  ----------------  -------------

Income (loss) before income tax benefit
   and extraordinary item                          181,725       (221,647)         (164,362)      (472,827)
Income tax benefit                                       -         54,000                 -        104,000
                                          ----------------  --------------  ----------------  -------------
Net income (loss) before extraordinary
   Item                                            181,725       (167,647)         (164,362)      (368,827)
                                          ----------------  --------------  ----------------  -------------
Extraordinary item, extinguishment of
   debt, net of taxes                                    -              -                 -        430,000
                                          ----------------  --------------  ----------------  -------------
Net income (loss)                         $        181,725  $    (167,647)  $      (164,362)  $     61,173
Basic and diluted earnings (loss) per
   common share:
   Net income (loss) from operations      $           0.06  $       (0.06)  $         (0.06)  $      (0.13)
   Extraordinary item                                    -              -                 -           0.15
                                          ----------------  --------------  ----------------  -------------
   Net income (loss) per common share     $           0.06  $       (0.06)  $         (0.06)  $       0.02
                                          ----------------  --------------  ----------------  -------------
Average common shares outstanding                2,905,143      2,905,143         2,905,143      2,905,143
                                          ----------------  --------------  ----------------  -------------


See Notes to Consolidated Financial Statements

                          RAMPART CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                            -------------------------
                                                               2003          2002
                                                            -----------  ------------
Cash flows from operating activities:
Net income (loss)                                           $ (164,362)  $    61,173
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
   Depreciation                                                105,352       100,736
   Amortization of cost of asset pools                         532,544       114,790
   Amortization of deferred gain on joint venture assets       (47,707)      (68,703)
   Cost of commercial real estate sold                         659,096             -
   Cost of investment real estate sold                         245,522             -
   Change in loan loss reserve                                  69,560             -
   Change in loan loss reserve, related parties                 26,239       120,000
   Equity in (earnings) loss of real estate joint venture       (9,246)      (77,555)
   Loss on impairments of long-lived assets                    742,174             -
   Minority interests                                                -        (8,272)
   Deferred taxes                                                    -      (104,000)
   Extraordinary item                                                -      (430,000)
Changes in operating assets and liabilities:
   Other assets                                                 79,822       198,226
   Accrued interest income                                    (304,031)       27,746
   Accrued interest income, related parties                     (8,746)       (8,746)
   Accounts payable and accrued expenses                       270,554      (273,005)
   Accrued interest expense                                    106,005         2,638
                                                            -----------  ------------
     Net cash provided by (used in) operating activities     2,302,776      (344,972)
                                                            -----------  ------------

Cash flows from investing activities:
   Purchase of commercial real estate                          (14,026)     (744,058)
   Purchase of investment real estate                         (244,920)     (757,395)
   Real estate joint ventures:
       Investments                                            (365,000)     (165,000)
       Distributions                                           323,419       231,455
   Notes receivable:
       Advances                                                (24,673)     (525,000)
       Collections                                             212,155       368,170
   Proceeds from notes receivable from related parties         106,583         1,116
   Purchase of notes receivable from related parties                 -      (110,000)
   Purchase of property and equipment                          (10,050)      (37,860)
                                                            -----------  ------------
      Net cash provided by (used in) investing activities      (16,512)   (1,738,572)
                                                            -----------  ------------

                              RAMPART CAPITAL CORPORATION

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (CONTINUED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                             -------------------------
                                                                 2003         2002
                                                             ------------  -----------
Cash flows from financing activities:
   Proceeds from notes payable                                         -    1,691,606
   Proceeds from notes payable to related parties              1,400,000      465,000
   Payments on notes payable                                  (3,756,729)    (524,172)
   Payments on notes payable to related parties                  (23,415)     (24,841)
                                                             ------------  -----------
     Net cash provided by (used in) financing activities      (2,380,144)   1,607,593
                                                             ------------  -----------

Net decrease in cash                                             (93,880)    (475,951)

Cash at beginning of period                                      558,559    1,071,223
                                                             ------------  -----------

Cash at end of period                                        $   464,679   $  595,272
                                                             ------------  -----------

Supplemental cash flow information:
     Cash paid for interest                                  $   323,466   $  172,291
                                                             ------------  -----------


See Notes to Consolidated Financial Statements

                           RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

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

          Principles of Consolidation
          ---------------------------

               The consolidated financial statements include the assets of Rampart Capital Corporation and its wholly owned subsidiaries (herein referred to as "Rampart" or the "Company"). As of March 31, 2002, the Company assumed a 100% interest in a partnership that is reported using the full consolidation method. Before March 31, 2002, the Company owned a 51% interest in the partnership and reported the ownership interests of minority participants as minority interest. The consolidated financial statements of the Company include 100% of the assets and liabilities of the partnership. As of March 31, 2002, when the Company became the 100% owner of the partnership interest, all minority interest was eliminated and became part of the Company's investment in the partnership.

               The Company has an undivided 50% ownership interest in the Newport real estate project. The project is being reported as a joint venture and is being accounted for using the equity method of accounting since the Company exercised significant influence, but not financial or operating control over the joint venture.

               In December of 2001, the Company purchased a 50% interest in a real estate development partnership. During the first quarter of 2003, the Company became the 100% owner of the partnership interest. Before becoming the 100% owner, the Company accounted for this entity using the equity method of accounting. During the first quarter of 2003, as a result of becoming the 100% owner of the partnership interest, the Company began using the full consolidation method of accounting for the assets and liabilities of this entity.

          Real estate financing
          ---------------------

               Revenues from real estate financing, which include both real estate bridge lending and other financing, are reported net of direct financing costs, primarily interest expenses, associated with the financing of each project. The gross real estate financing revenues and financing costs for the three and six months ending June 30, 2003 and 2002 were as follows:

                           RAMPART CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2003

                                  (UNAUDITED)

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                           ------------------------  ----------------------
                                               2003         2002        2003        2002
Gross real estate bridge lending revenues  $   432,996   $ 185,063   $ 878,874   $ 351,431
Less: Bridge lending costs                   ( 156,598)   ( 30,373)   (268,173)   (107,718)
                                           ------------  ----------  ----------  ----------
Real estate bridge lending income, net     $   276,398   $ 154,690   $ 610,701   $ 243,713
                                           ------------  ----------  ----------  ----------

Gross other financing revenues             $     8,015   $  74,727   $  19,691   $ 151,329
Less: Other financing costs                     (4,373)          -     (26,239)   (120,000)
                                           ------------  ----------  ----------  ----------
Other financing income (loss), net         $     3,642   $  74,727   $  (6,548)  $  31,329
                                           ------------  ----------  ----------  ----------

          Other income
          ------------

          Other income is comprised of investment income and miscellaneous revenue. Revenue is recognized as earned.

          Impairment of long-lived assets
          -------------------------------

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

          The Company evaluates its portfolio of long-lived assets for impairment on a periodic basis or when there is an indication that an impairment has occurred. During the first quarter of 2003, the Company recognized an impairment loss of $742,174 on the Newport Golf Course and Conference Center. Despite significant marketing efforts and improvements made to the Golf Course and Conference Center after it was acquired in 1999, and recent improvements made to the golf course in late 2002, the Company continues to incur losses operating this facility. The impairment was based on an appraisal dated June 13, 2003, which valued the golf course and conference center and related real estate at $2,500,000. The decline in appraised value is due to the depressed golf market in the Houston area primarily caused by an overbuilding of golf courses.

          Assets held for sale
          --------------------

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

          Recent Accounting Pronouncements
          --------------------------------

          In May 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003.

          In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company did not participate in any applicable activities as of and for the period ended June 30, 2003.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires in both annual and interim financial statements prominent disclosures in the Company's financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the quarterly period ended June 30, 2003.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently covered in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company did not participate in any applicable activities as of and for the period ended June 30, 2003.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. The Company did not participate in any applicable activities as of and for the period ended June 30, 2003.

          In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company did not participate in any applicable activities as of and for the period ended June 30, 2003.

          The Company does not expect the adoption of any of the above-mentioned standards to have a material impact on the Company's future financial condition or results of operations.

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

          On December 31, 2001, the Company entered into a real estate limited partnership (the "Partnership") with a real estate developer to develop a 470 acre parcel of land for residential resale located near Lake Houston. The Company's purchase price for the limited partnership interest was $680,000. During January 2003, the general partner of the Partnership (West Lake Houston 470, Ltd), who is also the developer, defaulted on its obligation to fund interest and property tax obligations of the Partnership and was removed as the general partner. Correspondingly, the provisions of the partnership agreement provide that in the event of a default by the general partner, its 50% interest would be forfeited to the remaining venturers. Accordingly, the Company became the 100% owner of the partnership.

NOTE 4 -  NOTES RECEIVABLE IN DEFAULT

          During the first quarter of 2003, a borrower defaulted under the terms of two real estate bridge financing notes totaling $3,751,969. The Company attempted to foreclose on the underlying collateral; however, the borrower filed for bankruptcy protection to prevent foreclosure by the Company. The Company has a first lien and security position in two parcels of real estate, totaling 96 acres, that secure the notes receivable. Approximately 80 of the 96 foreclosed acres are located on or near an eroding beachfront as determined by the City of Galveston. As such, there are some restrictions on development of these 80 acres. Nevertheless, management of the Company believes that the value of the real estate collateral will exceed the amount of the notes receivable balances and no impairment will result from foreclosure. On July 1, 2003, the Company foreclosed the collateral. The total amount bid in by the Company at the foreclosure was $4,074,627 which included the note principal balances, accrued interest, paid property taxes and all legal and filing expenses. There were no competitive bidders for the real estate collateral.

          As referred to in Note 5, in conducting its real estate bridge lending activities, the Company generally secures financing of up to 80% of the amount of the note receivable advance which in turn is secured by the underlying real estate. As of June 30, 2003, the Company had notes payable of $1,300,000 outstanding with a third party financial institution related to the notes receivable that are in default of which $1,040,000 is guaranteed by an officer of the Company.

NOTE 5 -  RELATED PARTY ACTIVITIES

          Related party transactions
          --------------------------

          A director and an officer of the Company are partners, along with other non-related individuals, in a partnership which holds a 6.75% net cash profits interest in two of the Company's purchased asset pools. As of June 30, 2003, undistributed net profits of $115,505 are owed to this partnership and will be paid when collections are received. During the three months ended June 30, 2003 and 2002, the Company made no payments to the partnership for its participation in cash collections on these asset pools. During the six months ended June 30, 2003 and 2002, the Company paid a total of $0 and $63,408, respectively, representing the partnership's participation in cash collections on these asset pools.

          During October 2002, the Company obtained a $1,300,000 note from a financial institution. As a component of the terms of the loan, an officer of the Company pledged 600,000 shares of personally owned common stock of the Company to guarantee $1,040,000 of the loan amount. The officer received compensation of $52,000 during 2002, or 5% of the guaranteed amount, as a fee for the pledge.

          Notes payable related parties
          -----------------------------

          From time to time, the Company enters into note payable agreements with certain related parties, some of which are officers and directors of the Company, to provide working capital necessary for its real estate bridge lending program. Generally these second-lien notes have a term not to exceed 12 months and bear interest at a fixed rate of 18% per annum. During the six months ended June 30, 2003 and 2002, the Company received $1,400,000 and $465,000, respectively, from related party borrowings and repaid $23,415 and $24,841, respectively, under the terms of these related party note agreements. The total outstanding as of June 30, 2003 was $2,432,604. For the three months and six months ended June 30, 2003 and 2002, total interest accrued and paid was $98,076 and $38,756, respectively, and $185,822 and $76,248, respectively.

          Notes receivable related parties
          --------------------------------

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

          The outstanding notes receivable from related parties plus accrued interest was $548,820 and $540,074 at June 30, 2003 and December 31, 2002, respectively. During the year ended December 31, 2002, and again during the first six months of 2003, the fair value of the underlying collateral of these notes was determined to be impaired. In accordance with SFAS No. 114, the Company provided an allowance of $120,000 during 2002 and an additional allowance of $26,239 during the first six months of 2003 to reduce the notes to their estimated net realizable value. There were no principal or interest payments received during the year ended December 31, 2002 nor during the six months ended June 30, 2003.

          On March 15, 2002, the Company entered into a 15-year note receivable of $110,000 with an officer of the Company. The note bears interest at a rate of prime plus 2% (6.00% at June 30, 2003) and matures on March 15, 2017. The note is secured by residential real estate. Total principal and interest payments received on this note were $108,861 during the six months ended June 30, 2003. Total interest income earned on this note during the six months ended June 30, 2003 was $2,264. This note was repaid in full during the second quarter of 2003.

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

                                             As of and for the Six Months Ended June 30, 2003
                                -----------------------------------------------------------------------
                                 Purchased     Commercial     Investment    Real Estate
                                Asset Pools    Real Estate    Real Estate    Financing     Unallocated      Totals
                                ------------  -------------  -------------  ------------  -------------  ------------

Revenue                         $  1,210,254  $  2,077,174   $    381,779   $    604,153  $     46,515   $ 4,319,875
Equity in earnings of
  real estate joint ventures               -             -          9,246              -             -         9,246
Segment profit (loss)                904,149    (1,151,253)       (98,645)       476,794      (295,407)     (164,362)
Assets of real estate joint
   ventures, equity method                 -             -      1,439,139              -             -     1,439,139
Identifiable assets                  814,872     5,698,303      7,361,262      5,664,575       789,641    20,328,653
Depreciation and amortization              -        96,482              -              -         8,870       105,352
Capital expenditures                       -        14,026              -              -        10,050        24,076
Investment in segment assets               -             -        609,920         24,673             -       634,593
Interest expense                           -        82,216         59,545              -         1,469       143,230

                                              As of and for the Six Months Ended June 30, 2002
                                --------------------------------------------------------------------
                                 Purchased    Commercial     Investment   Real Estate
                                Asset Pools   Real Estate   Real Estate    Financing    Unallocated      Totals
                                -----------  -------------  ------------  ------------  ------------  ------------

Revenue                         $   328,983  $  1,126,405   $    270,943  $    275,042  $    13,450   $ 2,014,823
Equity in earnings of
  real estate joint ventures              -             -         77,555             -       77,555
Segment profit (loss)                91,676      (472,132)        27,436       185,859     (305,666)     (472,827)
Extraordinary item                        -       430,000              -             -            -       430,000
Assets of real estate joint
  ventures, equity method                 -             -      1,904,829             -            -     1,904,829
Identifiable assets               1,458,087     7,473,098      4,236,915     6,183,120    1,187,752    20,538,972
Depreciation and amortization             -        92,454              -             -        8,282       100,736
Capital expenditures                      -       781,740              -             -       25,178       806,918
Investment in segment assets              -             -        165,000       610,000            -       775,000
Interest expense                          -        78,299         76,247             -       20,383       174,929


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenues increased $2,305,052 from $2,014,823 during the six months ending June 30, 2002 to $4,319,875 during the same period of 2003. The increase in revenues consisted of higher net gains on collections on asset pools of $881,271, increased commercial real estate ventures revenues of $950,769, higher investment real estate revenues of $110,836, higher real estate financing net revenues of $329,111, and higher unallocated revenues of $33,065. Higher net gains on collections on asset pools were due primarily to the collection of three major litigation claims which produced net gains of approximately $1,150,000 during the first six months of 2003 for which there were approximately $250,000 corresponding major collections on asset pools in the first six months of 2002. Increased commercial real estate ventures revenue was due to the sale of 14 residential units at our townhome redevelopment project for $1,059,000 during the first six months of 2003 for which there were no corresponding sales during the first six months of 2002. This increase was offset by lower revenues from Newport Golf Club and Conference Center of approximately $106,000. There was no change in the level of rental revenues from our Dallas and San Antonio retail centers during the first six months of 2003 as compared to the same six months of 2002. The increase in investment real estate revenues was primarily due to the sale of our Broadwater property for $149,900 for which there was no corresponding sales revenue in the first half of 2002. This revenue increase was offset by a decrease in real estate sales from the Newport project of $12,664 and lower rental revenues from our Conroe properties of $26,400. Although sales of residential lots to our joint venture partner was higher by approximately $49,000 during the first six months of 2003 as compared to the first six months of 2002, the Company reported a lower gain from the Newport project as a whole of approximately $89,000 from our share of the Newport joint venture which was primarily due to incurring over $200,000 in rollback taxes on one of its properties. The decrease in revenues from the Conroe properties was due to the fact that the Company sold these properties during 2002 and therefore had no corresponding rental revenues from them in the first six months of 2003 as compared to the same six months of 2002. The increase in real estate financing net revenues is due to higher yield spreads between our lending and borrowing rates, which resulted in higher net revenues of $329,111 during the first six months of 2003 as compared to the same six months in 2002. In addition, the Company reported loan loss impairments of $26,239 during the first six months of 2003 compared to loan loss impairments of $120,000 reported during the first six months of 2002. A loan loss impairment is required when the value of the asset securing the loan declines to less than the amount due on the loan. Some of our loans are secured by publicly traded stock, which declined below the carrying value of the loans and, as such, appropriate impairment losses were recognized. The amount of the impairment will be increased for any further declines in the value of the collateral, and decreased for any increases in the value of the collateral or principal reductions in the amounts of the notes receivable. On June 30, 2003, we had $5,664,575 in project loans receivable compared to $6,183,120 on June 30, 2002.

Costs of real estate sales were $843,096 higher in the six months ended June 30, 2003 compared to the corresponding six months in 2002. Cost of real estate sales from the townhome redevelopment project was $659,096 for the first six months of 2003. There were no sales at the townhome project during the first six months of 2002. In the same comparative quarters, the Company also experienced an increase in cost of real estate sales from the sale of the Broadwater property of $155,045 for which there was no corresponding cost of sales in the first half of 2002. During the first six months of 2003, the Newport project had higher cost of sales of $28,955 as compared to the same period in 2002, which resulted from increased lot sales to the Company's joint venture partner.

Operating and other costs increased by $212,166 from $957,287 for the six months ending June 30, 2002 to $1,169,453 for the same period in 2003. These operating cost increases were primarily the result of selling costs of approximately $323,000 at the townhome redevelopment project and $16,000 from the Broadwater property for which there were no costs in the corresponding period of 2002. These increases in operating costs were partially offset by lower operating costs at Newport Golf Club and Conference Center of approximately $127,000, which was due to lower sales activity and various cost cutting measures.

General and administrative ("G&A") expenses increased $222,578 from $1,302,185 in the first six months of 2002 to $1,524,763 in the same six months of 2003. G&A expenses that increased significantly included:

     - expenses of approximately $200,000 for a special committee to study the optimization of stockholder value and for the Company to complete the recommended plan of going private; and

     - salaries, which increased by approximately $83,000 due to bonuses accrued or paid to certain employees upon achievement of designated goals, and general salary increases.

     - These increases were partially offset by decreases in G&A expenses related to legal expenses, which were lower by approximately $69,000 in the first six months of 2003 due to a decrease in litigation activities as compared to the same period in 2002.

Minority interests expense was eliminated at the end of the first quarter of 2002 when the Company became the 100% owner of the townhome redevelopment project. During the six months ended June 30, 2002, the Company reported a reduction in total operating expenses of $8,272 from minority interest allocations for which there was no corresponding minority interest expense during the same period of 2003. Minority interests expense represents the minority partners' share of the townhome redevelopment project's revenues and expenses. The Company held a 51% ownership interest in the Partnership until March 31, 2002, when it assumed a 100% ownership interest. As a result of assuming full ownership in the project, no further minority interest income or expense from the project will be recorded in the future.

Interest expense decreased $31,699 from $174,929 in the first six months of 2002 to $143,230 for the same period in 2003. Interest expense decreased by $16,702 in the investment real estate segment because debt was retired entirely at the Galveston project and was partially reduced at the West Lake Houston project in the third quarter of 2002. Interest expense unallocated to any specific segment also decreased by $18,914 during the first half of 2003 as compared to the same period of 2002. These decreases were offset by an increase of $3,917 in interest expense in the commercial real estate segment which was primarily caused by the loan fees incurred when renewing the project loan of the townhome redevelopment project.

FASB No. 144 requires the impairment of costs of long -lived assets when circumstances occur that would cause the Company to realize less than the costs capitalized for that asset. The golf market in the Houston area has been affected by overbuilding and a drop in overall play resulting in continued losses by most Houston area golf country clubs and significant declines in golf property values. Despite increased marketing efforts and significant improvements to the golf course, the Company has experienced significant losses at Newport Golf Course for the last three years. Accordingly, during the first six months of 2003, the Company recognized an impairment loss of $742,174 on the Newport Golf Course and Conference Center. The impairment was based on an independent appraisal dated June 13, 2003, which valued the golf course and conference center and related real estate at $2,500,000. There was no corresponding loss impairment of any long-lived asset during the first six months of 2002. The decline in appraised value is due to the continued depressed golf market in the entire Houston area.

Our net loss before income taxes and extraordinary items decreased $308,465 from a loss before taxes of $(472,827) during the first six months of 2002 to a loss of $(164,362) for the same period in 2003. The decreased loss consisted of an increase of income of $812,473 from net gains on collections on purchased asset pools, an increase of income of $290,935 from real estate financing activities, and an increase of $10,259 in income before income taxes from revenues and expenses not allocated in any specific segment. These increases in income before taxes were offset by a decrease in income of $679,121 from commercial ventures, and a decrease of $126,081 from investment real estate. The increase in income before income taxes in net gains on collections on purchased asset pools was due to the collection of three major claims during the first six months of 2003 of which there was only one significant collection during the
same period of 2002.   Real estate financing reported higher income before taxes
due to wider yield spreads between our lending and borrowing interest rates of approximately $235,000 and reduced loan impairment expenses of approximately $94,000, offset by higher overhead expenses of approximately $38,000. The decrease in income before income taxes in the commercial venture segment resulted primarily from the large impairment loss of $742,174 recorded at the Newport Golf Club and Conference Center during the first six months of 2003. In addition, there was lower income of approximately $15,000 from the townhome redevelopment project due to higher operating and maintenance costs being incurred at this project during the first six months of 2003 as compared to the first six months of 2002 when most expenses were still being capitalized during the flood restoration. These losses were offset by higher income of approximately $49,000 from the operations at Newport Golf Club and Conference Center, of approximately $23,000 at our Dallas and San Antonio Retail Centers, and of approximately $6,000 of revenue and expense items not allocated to any specific project within the commercial ventures segment. The decrease in income before income taxes from investment real estate was almost entirely due to decreased income from the Newport joint venture of approximately $101,000 which was caused primarily by the large property rollback tax expense incurred in the first six months of 2003 for which there was no rollback tax expense in the first six months of 2002. In addition, the Company recorded a loss on the sale of its Broadwater property of approximately $24,000.

Income tax benefit was $104,000 in 2002 compared to no tax benefit in 2003.

We recorded a gain on an extraordinary item of $430,000 during the first six months of 2002 for which there was no corresponding gain in the same six months of 2003. The gain arose from the forgiveness of debt owed by the townhome redevelopment project to one of its minority interest partners. The debt was forgiven in exchange for a sales option granting exclusive sales rights to the former minority partners of the townhome project and limiting our gain on the sale of the project for a period of 90 days, or until June 30, 2002. As part of the same option agreement, and as consideration for our not immediately foreclosing our senior debt, we were granted the remaining 49% interest in the townhome redevelopment project. The extraordinary gain was recorded net of an adjustment of approximately $230,000 representing the holding cost of the townhome units, which are reported at the lower of cost or market value.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues increased $1,030,239 from $1,173,878 during the quarter ending June 30, 2002 to $2,204,117 during the second quarter of 2003. The increase in revenues consisted of higher net gains on collections on asset pools of $346,468, increased commercial real estate ventures revenues of $473,462, higher investment real estate revenues of $162,806, and higher real estate financing net revenues of $50,623, which increases were offset by reduced unallocated revenues of $3,120. Higher net gains on collections on asset pools were due primarily to the collection of a major litigation claim which produced a net gain of approximately $487,000 during the second quarter of 2003 which corresponded to a number of smaller collections during the same period in 2002 that produced net gains of approximately $110,000. Increased commercial ventures revenue was due to the sale of six residential units at our townhome redevelopment project for $439,000 during the second quarter of 2003 for which there were no corresponding sales during the second quarter of 2002. The Company also reported higher revenues of approximately $13,000 from Newport Golf Club and Conference Center and higher revenues of approximately $21,000 from its Dallas and San Antonio Retail Centers during the second quarter of 2003 as compared to the same period in 2002. The increase in investment real estate revenues was due primarily to the sale of the Company's Broadwater property for approximately $150,000 during the second quarter of 2003, for which there was no corresponding sale in the same quarter of 2002. In addition to this increase, sales from the Newport project were higher by approximately $26,000 during the second quarter of 2003 as compared to the second quarter of 2002. These increases were offset by lower revenues from our Conroe properties of approximately $13,000 during the second quarter of 2003, because these properties were sold during 2002 and generated no revenue in 2003. The increase in real estate financing net revenues is due to higher yield spreads between our lending and borrowing rates, which resulted in higher net revenues of approximately $51,000 during the second quarter of 2003 as compared to the same quarter in 2002. On June 30, 2003, we had $5,664,575 in project loans compared to $6,183,120 on June 30, 2002.

Costs of real estate sales were $423,270 higher in the quarter ended June 30, 2003 compared to the corresponding quarter in 2002. Cost of real estate sales from the townhome redevelopment project was $272,760 for the second quarter of 2003. There were no sales at the townhome project during the second quarter of

2002. In the same comparative quarters, the Company also experienced an increase in cost of real estate sales of $155,045 from the sale of our Broadwater property. These higher costs of sales were offset by lower cost of lot sales at the Newport project of $4,535 during the second quarter of 2003 as compared to the same quarter of 2002.

Operating and other costs increased by $93,462 from $499,109 for the quarter ending June 30, 2002 to $592,571 for the same period in 2003. These operating cost increases were primarily the result of higher selling costs of approximately $119,000 at the townhome redevelopment project and from the Broadwater property sale offset by lower operating costs at Newport Golf Club and Conference Center of approximately $26,000.

General and administrative ("G&A") expenses increased $192,174 from $700,635 in the second quarter of 2002 to $892,809 in the same quarter of 2003. G&A expenses that increased significantly included:

     - expenses of approximately $200,000 were incurred in 2003 for a special committee to study the optimization of stockholder value and for the Company to complete the recommended plan of going private; and

     - salaries, which increased by approximately $75,000 due to bonuses accrued or paid to certain employees upon achievement of designated goals, and general salary increases.

These increases were partially offset by decreases in G&A expenses related to:

     - legal expenses, which were lower by approximately $59,000 in the second quarter of 2003 due to a decrease in litigation activities as compared to the same quarter in 2002; and

     - appraisal fees, which decreased by approximately $31,000 due the decline in the number of appraisals needed.


Minority interests expense was eliminated at the end of the first quarter of 2002 when the Company became the 100% owner of the townhome redevelopment project. Therefore there were no minority interest expenses in either the second quarter of 2002 or during the same period of 2003. Minority interests expense represents the minority partners' share of the townhome redevelopment project's revenues and expenses. The Company held a 51% ownership interest in the Partnership until March 31, 2002, when it assumed a 100% ownership interest. As a result of assuming full ownership in the project, no further minority interest income or expense from the project will be recorded in the future.

Interest expense decreased $82,039 from $137,686 in the second quarter of 2002 to $55,647 for the same period in 2003. There was approximately $19,000 less interest expense incurred at the townhome redevelopment project during the second quarter of 2003 compared to the same quarter in 2002 and approximately $6,000 less interest from the Galveston property, both of which were due to the reduction of project debt between these two time periods. Interest expense also decreased by approximately $30,000 as a result of reclassifying the interest at the West Lake Houston real estate project from net revenues of real estate financing to interest expense during the second quarter of 2002 for which there was no corresponding reclassification necessary in the second quarter of 2003.

FASB No. 144 requires the impairment of costs of long -lived assets when circumstances occur that would cause the Company to realize less than the costs capitalized for that asset. Although an impairment of costs of long lived assets was taken in the first quarter of 2003, no such impairment was necessary during the second quarter of either 2003 or 2002.

Our income (loss) before income taxes increased $403,372 from a loss before taxes of $(221,647) during the second quarter of 2002 to income of $181,725 for the same period in 2003. The increased income consisted of an increase of income of $323,680 from net gains on collections on purchased asset pools, an increase of $132,763 from commercial real estate ventures, and an increase of income of $35,638 from real estate financing activities. These increases were offset by a decrease of $29,429 from investment real estate and a decrease of $59,280 in income before income taxes from revenues and expenses not allocated in any specific segment. The increase in income from net gains on collections of purchased asset pools was mainly due to the collection of a major litigation claim during the second quarter of 2003 for which there were no corresponding large collection on asset pools in the second quarter of 2002. The increase in income before income taxes in the commercial real estate ventures segment resulted primarily from higher sales at the townhome redevelopment project which resulted in higher income of approximately $85,000 during the second quarter of 2003 as compared to the same quarter of 2002. During these same comparative periods, the income from the Company's Dallas and San Antonio Retail Centers increased by approximately $47,000. Real estate financing reported higher income before taxes due to wider yield spreads between our lending and borrowing interest rates of approximately $51,000, which was partially offset by higher overhead expenses of approximately $16,000. The decrease in income before income taxes from investment real estate was due to decreased income of approximately $59,000 as a result of slower sales from the Newport project, which was partially offset by an increase in income from the West Lake Houston project of approximately $30,000.

Income tax benefit was $54,000 in the second quarter of 2002 compared to no tax benefit in the same quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $464,679 at June 30, 2003 compared to $558,559 at December 31, 2002.

During the first six months of 2003, we continued to invest a substantial portion of our cash reserves in various projects, most notably was an investment of approximately $482,000 in the Newport project in order to purchase additional properties for future resale and approximately $127,000 in capitalized interest, taxes and development costs at the West Lake Houston project. During the first six months of 2003, we have also made substantial reductions of our outstanding debt, most notably a reduction of $1,677,000 on our revolving credit facility, a reduction of $654,000 in the townhome redevelopment project loan, and a liquidation of a $1,400,000 real estate financing project loan. Cash flow from real estate financing activities during the first six months of 2003 was $187,000. We also received repayment of a long-term note of $107,000 from James
H. Carpenter, our president and chief operating officer. Borrowings to fund our real estate financing activities for the six months ended June 30, 2003 consisted of two renewed first lien notes from a national lending institution totaling $2,200,000, bearing interest at the rate of 7% and of prime plus 1%, respectively. We also borrowed an additional $1,400,000 in first lien notes from a related group of individual investors including Charles W. Janke, our chairman and chief executive officer, In Source Financial Corporation, which is controlled by James H. Carpenter, our president and chief operating officer, and Alfred Janke, the father of Charles W. Janke. These notes bear interest at 18%, are due on January 31, 2004, and are secured by the real estate secured financing loans we originated.

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

During June 2003, we renewed our revolving credit facility of $3,000,000 to mature on September 24, 2003. This revolving credit facility is secured by notes receivable and real estate in purchased asset pools, commercial and investment real estate, notes receivable from real estate financing, and equipment. Principal is payable at maturity with interest payable monthly at the bank's prime rate plus 1.0% per annum (5.00% as of June 30, 2003). Management is negotiating with its existing lender and other financial institutions to increase the amount of credit facilities available. The revolving credit facility provides for certain financial covenants. As of the filing date of this quarterly report, we are in compliance with these covenants.

At a cash-out price of $3.25 per pre-split share, (see Reverse Stock Split, below) we estimate that the aggregate cash-out price for fractional shares in the reverse split of our common stock described below will be $2,097,000. We believe that our cash on hand and available under our revolving credit facility will be sufficient to meet such needs.

INVESTMENTS IN REAL ESTATE JOINT VENTURES

The Company currently has an investment in a real estate joint venture which is accounted for using the equity method of accounting. Our proportionate interest in the total assets and total debt of this joint venture is approximately $3.2 million and $0.7 million, respectively. In the event of default on the debt by the joint venture, the debt of this joint venture is non-recourse to the Company.

STOCK REPURCHASE PLAN

On January 11, 2000, the Board of Directors approved a stock repurchase plan under Rule 10b-18 of the Securities Exchange Act of 1934, for the purchase of up to $2.0 million worth of our outstanding common stock in open market transactions. Acquired shares will be held as treasury stock, and will be available for future acquisitions, financing or awards as granted under our 1998 Stock Compensation Plan. At June 30, 2003, our treasury share holdings were 144,857 shares at a cost of $378,499, or $2.61 per share.

REVERSE STOCK SPLIT

On June 10, 2003 the Company announced that its board of directors had approved a reverse split of its common stock ("Common Stock") as the initial step to take the Company private. Once the reverse stock split is completed, Rampart plans to make application to have the Common Stock delisted from the American Stock Exchange ("AMEX") and terminate registration of the Common Stock under the Securities Exchange Act of 1934. The reverse split is designed to cash out all common shareholders holding less than one share after the split and to reduce the number of common shareholders after the split to two. Rampart common shareholders holding less than one share after the split would receive $3.25 per pre-split share in lieu of receiving a fractional share.

The Company's board of directors approved the reverse split and related transactions based in part upon the unanimous recommendation of a special committee of the board of directors established to represent the interests of the minority common shareholders, as well as the opinion of the special committee's financial advisor that the cash price being paid to the minority common shareholders is fair from a financial point of view. Due to the timing and the assets acquired as a result of the real estate foreclosure described in "Subsequent Events" below, the board of directors and the special committee of the board of directors are evaluating the effect of the foreclosure, if any, on the terms of the reverse split.

Currently, Mr. Janke beneficially owns 1,500,000 shares of Common Stock and Mr. Carpenter beneficially owns 760,000 shares of Common Stock, which shares together represent approximately 77.8% of Rampart's outstanding common shares. The reverse stock split is subject to the approval of the Company's common shareholders, as well as the board of directors' and the special committee's consideration of the effect of the July 2003 real estate foreclosure, if any, on the terms of the reverse split. Messrs. Janke and Carpenter have indicated that they intend to vote their common shares for the approval of the reverse stock split, which shares are sufficient to approve the transaction on its current terms. The Company intends to present the reverse split proposal at its annual meeting of shareholders and has currently set August 4, 2003 as the record date for purposes of determining the common shareholders entitled to vote at the annual meeting.

SUBSEQUENT EVENTS

On July 1, 2003, the Company foreclosed on the real estate collateral underlying two bridge financing notes that had been in default (see Note 4). The total amount bid in by the Company at the foreclosure was $4,074,627, which included the two note principal balances, accrued interest, paid property taxes, and all
legal and filing expenses.   In July 2003, the Company reclassified the
aforementioned items on its financial statements into the cost of the foreclosed land as investment real estate.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding our business strategy, plans, objectives, expectations, intent, and beliefs of management for future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include (1) tightening of the credit markets, (2) volatility in the real estate markets and interest rates,
(3) emerging competition, (4) changes in regulations in the industries we serve,
(5) general economic declines, particularly within the regions in which we operate, (6) market valuation risks, and (7) terrorist activities. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements.

ITEM 3.   CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in our internal control over financial reporting that occurred during the quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See "Index of Exhibits" below which lists the documents filed as exhibits herewith.
(b)  Reports on Form 8-K

     On May 16, 2003, Rampart filed a current report on Form 8-K regarding its first quarter 2003 results.

     On June 11, 2003, Rampart filed a current report on Form 8-K regarding announcement of a proposed reverse split of its common stock.




                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rampart Capital Corporation



By:  /s/ C. W. JANKE                           August 14, 2003
     C. W. Janke
     Chairman of the Board
     Chief Executive Officer
     (Principal Executive Officer)


By:  /s/ J. H. CARPENTER                       August 14, 2003
     J. H. Carpenter
     President
     Chief Operating Officer


By:  /s/ CHARLES F. PRESLEY                    August 14, 2003
     Charles F. Presley
     Vice-President
     Chief Financial Officer
     Treasurer
     (Principal Financial Officer)

                           RAMPART CAPITAL CORPORATION
                             EXHIBITS TO FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                INDEX OF EXHIBITS



EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
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

 *10.1 Fifteenth Amendment to Loan Agreement with Southwest Bank of Texas N. A., amended June 26, 2003.

 *31.1 Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 *31.2 Certification of Chief Operating Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 *31.3 Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 *32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------------------------
   *   Filed herewith.